Form 10QSB
period 2003-03-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2003-06-27
CIK 1169852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

Commission file number 333-92188

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(Exact name of small business issuer as specified in its charter)

Wisconsin	39-2032455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO BOX 247 Richland Street, Friesland, Wisconsin 53935
(Address of principal executive offices)

(920) 348-5016
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                 ☐  Yes   ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 13, 2003, there were 1,280 units outstanding.

Transitional Small Business Disclosure Format (Check one):      ☐  Yes   ☒  No

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Table of Contents

FINANCIAL STATEMENTS

Balance Sheet (Unaudited)
Statements of Operations (Unaudited)
Statements of Changes in Members’ Equity (Unaudited)
Statements of Cash Flows (Unaudited)
Notes to Unaudited Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash	$88,473	$163,779
Prepaid expenses	4,374	8,125
Total current assets	92,847	171,904

Equipment
Computer equipment	1,240	1,240
Less accumulated depreciation	103	41
Net equipment	1,137	1,199

Other Assets
Deposits on land	13,000	13,000
Deferred offering costs	211,520	165,134
Total other assets	224,520	178,134

Total Assets	$318,504	$351,237

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$155,175	$74,171
Other payables	15,000	15,000
Accrued liabilities	2,883
Total current liabilities	173,058	89,171

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	543,905	543,905
Deficit accumulated during development stage	(398,459)	(281,839)
Total members’ equity	145,446	262,066

Total Liabilities and Members’ Equity	$318,504	$351,237

See Notes to Unaudited Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002	From Inception to March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	6,990	15,000	53,241
Organization costs	9,841	9,370	48,565
Consulting and professional fees	22,130	36,635	199,291
Administrative	78,086	11,357	118,764
Totals	117,047	72,362	419,861

Operating Loss	(117,047)	(72,362)	(419,861)

Other Income
Interest	427	1,453	4,627
Miscellaneous			16,775
Total other income	427	1,453	21,402

Net Loss	$(116,620)	$(70,909)	$(398,459)

Net Loss Per Unit (1,280, 1,408 and 1,322 weighted average units outstanding, respectively)	$(91.11)	$(50.36)	$(301.41)

See Notes to Unaudited Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

Balance - November 2, 2001	$—

Initial capital contributions, December 4, 2001 for 235 membership units at $500 per unit	117,500

Net loss for the period from November 2, 2001 (Date of Inception) through December 31, 2001	(26,964)

Balance - December 31, 2001	90,536

Capital contributions, January 4, 2002 for 485 membership units at $1,000 per unit	485,000

Costs related to capital contributions	(23,595)

Membership unit redemption, October 16, 2002 of 160 membership units at $218.75 per unit	(35,000)

Net loss for the year ended December 31, 2002	(254,875)

Balance - December 31, 2002	262,066

Net loss for the three months ended March 31, 2003	(116,620)

Balance - March 31, 2003	$145,446

See Notes to Unaudited Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002	From Inception to March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(116,620)	$(70,909)	$(398,459)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	62		103
Prepaid expenses	3,751	(5,000)	(4,374)
Interest receivable		(123)
Other payable		5,500
Accounts payable	67,211	47,637	116,925
Accrued liabilities	2,883		2,883
Net cash used in operating activities	(42,713)	(22,895)	(282,922)

Cash Flows from Investing Activities
Capital expenditures			(1,240)
Deposits on land		(5,113)	(13,000)
Net cash used in investing activities		(5,113)	(14,240)

Cash Flows from Financing Activities
Member contributions		485,000	602,500
Payments for costs of raising capital	(32,593)	(4,827)	(196,865)
Payments for membership unit redemption			(20,000)
Net cash (used in) from financing activities	(32,593)	480,173	385,635

Net Increase (Decrease) in Cash	(75,306)	452,165	88,473

Cash – Beginning of Period	163,779	72,756

Cash – End of Period	$88,473	$524,921	$88,473

Noncash Investing and Financing Activities

Costs of raising capital in accounts payable	$38,250	$27,806	$38,250

Membership units redeemed through issuance of other payable	$15,000		$15,000

See Notes to Unaudited Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements.  The adjustments made to these statements consists only of normal recurring adjustments.  These financial statements should be read in conjunction with the financial statements and the summary of significant accounting polices and notes thereto included in the company’s Registration Statement on Form SB-2, as amended (SEC Registration No. 333-92188).

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant to be located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains and carbon dioxide as co-products of ethanol production. Construction is anticipated to begin in 2003. As of March 31, 2003, the Company is in the development stage with its efforts being principally devoted to organizational and project feasibility activities.

Fiscal Reporting Period

The Company has adopted a fiscal year ending December 31 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Significant estimates include the deferral of expenditures for land development and offering costs which are dependent upon successful financing and project development, as discussed below.  It is at least reasonably possible that these estimates may change in the near term.

Cash

At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Equipment

Equipment is stated at the lower of cost or estimated fair value.  Depreciation is provided by use of the straight-line method over their estimated useful lives of 5 years.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Deposits on Land

The Company has made deposits on land options for 59 or 115 acres for its facility. If the Company purchases these parcels, the deposits will be applied to the payment of $236,000 or $1,000,000, respectively.  If these options expire or management does not intend to execute the options, the deposits will be written off when such a determination is made.  These costs have been stated at the lower of cost or estimated fair value.  At March 31, 2003, the total of all deposits on land is $13,000.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity units occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.

Grants

The Company will recognize grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Income Taxes

The Company is treated as a partnership for Federal and state income tax purposes and is generally not subject to either federal or state income taxes.  Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.

NOTE 2 - DEVELOPMENT STAGE ENTERPRISE

The Company was formed on November 2, 2001 to have a perpetual life.  The Company was initially capitalized by contributions from its founding members and later by additional seed capital investors. The ten founders contributed an aggregate of $117,500 for 235 units.  Forty-six members, including nine of the founders, contributed an additional aggregate of $485,000 for 485 units that were issued in January 2002.

Effective April 1, 2002, the 720 units purchased by the founding members and seed capital investors were split on a two-for-one basis resulting in 1,440 shares outstanding.

Effective October 16, 2002, the Company redeemed a total of 160 units from two board members for $35,000, of which $20,000 has been paid by the Company.  The remaining $15,000, which is included in other payables, will be paid when the Company obtains all debt financing for the project.  In the event of the Company’s liquidation or dissolution prior to obtaining the debt financing for the project, this payable will become subordinate to the rights of the Company’s members.  At March 31, 2003, the Company has 1,280 units outstanding.

The weighted average units and loss per unit computations have been adjusted retroactively to account for the aforementioned split.

NOTE 3 – MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units. The Company is authorized to issue 28,000 membership units. The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC).  As of May 14, 2003, the Registration Statement has

been declared effective.  No membership units have been sold other than the units described in Note 2.  The offering will be for a maximum of 27,500 units which will be available for sale at $1,000 per unit.  Should the Company not raise the minimum of $19,250,000 through the offering, the capital raised through the offering will be returned to the respective investors.  If the offering is highly effective, the Company will have to obtain the approval of its members to issue units in excess of 28,000 units the Company is authorized to issue.

Income and losses are allocated to all members based upon their respective percentage units held.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2003, the Company had incurred $19,375 in project coordinator fees, $8,375 of which is included in accounts payable, to three current members and one former member.

As of March 31, 2003, the Company has also incurred $12,271 in director fees and related expense, of which is all included in accounts payable, to six current members.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

If the Company raises the maximum amount of equity financing, they anticipate raising approximately $29.3 million in senior debt financing with specific terms to be negotiated.  In addition to the debt financing, the Company is seeking approximately $0.6 million of state government grants.

The Company has signed a letter of intent with an engineer and general contractor for the project.  The letter of intent stipulates that the engineer and general contractor will be engaged to construct a plant, with costs estimated at $45.3 million.  The Company intends to begin construction in 2003 and anticipates total project costs to approximate $57.4 million.

In February 2002, the Company executed a master environmental services agreement with an organization that will provide environmental consulting, engineering, and analytical services.  The Company will submit work authorization requests on a project by project basis.  As of March 31, 2003, the Company has incurred approximately $172,000 in costs related to this agreement that are included in professional fees, of which approximately $50,000 is included in accounts payable at March 31, 2003.

In March 2002, the Company executed a contract with a railroad engineering firm in order to provide a conceptual, schematic railroad layout for their plant.  The estimated commitment for railroad engineering is approximately $12,500.  As of March 31, 2003, the Company has incurred $9,580 of these costs, of which $6,380 is included in accounts payable.

In April 2002, the Company executed a consulting agreement with a firm that is engaged to assist the Company in its equity marketing efforts and securing debt financing.  The Company paid the consulting firm a maximum of $3,000 per month, until the Company was legally authorized to sell its member units, at which time the fees increased to a maximum of $6,000 per month.  In addition, if the Company is able to raise the necessary amount of equity and receive a binding commitment from a prospective lender to provide the remaining financing, the Company will pay a one-time bonus of $75,000 to the consulting firm.  At March 31, 2003, the Company has incurred costs of $24,070 relating to this agreement, of which $4,998 is included in accounts payable.

In November 2002, the Company executed a contract with an energy management organization in order to provide pipeline consulting services.  The estimated commitment for this agreement is approximately $24,000.  As of March 31, 2003, the Company has incurred $6,000 of these costs, of which $3,000 is included in accounts payable.

In March 2003, the Company executed a contract with an insurance consulting firm.  The estimated commitment for this agreement is $9,000.  As of March 31, 2003, the Company has incurred $2,250 of these costs.

The Company is party to an unasserted claim that it may have to defend.  The amount of liability, if any, from the unasserted claim cannot be estimated, but management is of the opinion that the outcome of the claim will not have a material impact on the Company’s financial position.  Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management’s view of the outcome may change in the near term.

NOTE 6 – SUBSEQUENT EVENT

In May 2003, the Company executed a new revolving bank line of credit. The new agreement permits the Company to borrow up to $220,000 at the floating one-month LIBOR rate of interest plus 3%. The borrowings on the line are due in May 2004. The line is secured by certain assets of the Company. In addition, the line is guaranteed by members of the Board of Directors of the Company and their spouses.

Item 2.    Management’s Discussion and Analysis and Plan of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-92188) and appearing elsewhere in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a start-up company in the development stage.  We plan to build a corn-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide.  The ethanol plant is expected to process approximately 15 million bushels of corn per year into 40 million gallons of denatured fuel grade ethanol.  We also intend to produce approximately 128,000 tons of dried distillers grains and 126,000 tons of raw carbon dioxide gas on an annual basis.

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-92188), as amended, with the Securities and Exchange Commission, which became effective on May 14, 2003 (the “Registration Statement”) for an initial public offering of our units (the “Offering”).  Depending on the results of the Offering, we expect that the project will cost approximately $57,425,000.  We have raised approximately $602,500 in seed capital, and plan to raise a minimum of $19,250,000 and a maximum of $27,500,000 in the Offering and secure the balance through federal, state and local grants and debt financing.  We will require a significant amount of debt financing to complete our project.  The amount of debt financing that we need depends on the amount of equity we raise in the Offering and whether we receive all of our grant proceeds.  We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need.  If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We expect that it will take approximately 14 to 16 months from the date we close the Offering to construct the ethanol plant and commence start-up operations.  We do not intend to hire a sales staff to market our products.  We plan to engage third party distributors to market or purchase our ethanol and distillers grains.  We have entered into discussions with third party distributors to market our ethanol, but have not executed any agreement with any distributor for our ethanol or distillers grains.  We plan to pay commissions or fees to distributors to market our products.  We intend to hire staff only to operate our ethanol plant and manage our business.

We entered into a letter of intent dated January 10, 2003 with BOC Gases, a division of The BOC Group, Inc., regarding the purchase of the raw carbon dioxide by-product.  By its terms, the letter of intent continued in effect until the earlier of the execution of a definitive agreement or May 1, 2003.  The letter of intent was not a binding agreement and BOC has subsequently withdrawn from the letter of intent.  This means that BOC has indicated that it does not intend to execute a binding agreement with us to purchase our carbon dioxide by-product.  We currently have no plans at this time to sell our carbon dioxide to a third party processor.

Plan of Operations to Start-up of the Ethanol Plant

Plan of Operations Before Completion of Offering

Before we complete the Offering, we expect to continue work principally on the preliminary design and development of our proposed plant, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, utility and other contracts. We plan to fund these initiatives primarily through use of the $602,500 of seed capital we raised through our November 2001 and January 2002, private placement.

During the time preceding completion of the Offering, we will identify and interview senior bank lenders to obtain needed debt financing. We intend to begin this process by identifying regional lenders that are able to fund projects of the size of our plant and inviting those lenders to inform us of their level of interest in offering us debt financing.  We will then determine which of those lenders have the least restrictive requirements of us and the terms that are most favorable to us.  We expect to have the senior bank loan commitment from a major financing institution or institutions in place at approximately the closing of the Offering.

We are currently in the process of negotiating a design-build contract with Fagen, Inc.  We expect that the construction of the plant and rail spur will take 14 months from the time construction commences.  We expect that initial start-up and operations of the plant will be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.  We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.

We currently have one full-time employee engaged in these preliminary matters.  We do not anticipate hiring any additional employees related to the ethanol plant operations until approximately six months before completion of plant construction and commencement of plant operations. We believe that our existing funds will permit us to continue our preliminary activities through May 14, 2004. In the event our existing funds are insufficient to fund our preliminary activities, we intend to obtain interim or short-term debt financing, which may include an operating line of credit. If we are unable to close on the Offering by that time or otherwise obtain other funds, we may need to discontinue operations.

Plan of Operations After Completion of Offering and Before Receipt of Debt Financing Funds

We will not close on the Offering until we receive subscriptions and proceeds for the minimum amount offered ($19,250,000) and secure a written debt financing commitment for the debt financing that we need ranging from a minimum of $29,315,000 to a maximum of $37,565,000 depending on the level of equity raised and assuming grant funding of $610,000 is received. However, a written commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:

•                  commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•                  hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source; or

•                  return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.

Plan of Operations After Completion of Offering and Receipt of Debt Financing

We plan to build our plant in south central Wisconsin in the Columbia County township of Randolph, just outside the village of Friesland. The site is located within three miles of United States Interstate 90/94 and within one-half mile of the state highway 33 and two miles east of state highway 73. The Union Pacific Railroad provides rail service to the site. We have identified other potential sites in south central Wisconsin. Our board of directors reserves the right to select a different site in Wisconsin to construct the plant if it believes that doing so would be better for our business. We expect to commence construction, depending upon the season and the weather, approximately 60 days after we release funds from escrow.

We expect to complete construction of the proposed plant and commence operations approximately 14 to 16 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and executed finalized contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of the Offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $57,425,000 to construct the plant and cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

The gross proceeds from the Offering will be $19,250,000 if the minimum amount of equity offered is sold, and $27,500,000 if the maximum number of units offered is sold, before deduction of expenses.  We estimate the offering expenses to be approximately $256,000, and the net proceeds of the offering to be $18,994,000 if the minimum amount of units offered is sold, and $27,244,000 if the maximum number of units offered is sold.

Assuming the successful completion of the Offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including but not limited to, site acquisition, utilities, construction, equipment acquisition and site development. In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training.

We must obtain debt financing in order to complete construction on the ethanol Plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing, but we will not close on the Offering until we execute binding financing arrangements.

	MINIMUM	MAXIMUM

SOURCES OF FUNDS:
Term Debt	$37,565,000	$29,315,000
Cash and Equity Equivalents	19,250,000	27,500,000
Grants	610,000	610,000

Total Sources of Funds	$57,425,000	$57,425,000

USES OF FUNDS
Land & Land Improvements
Site Infrastructure and Development	4,900,000	4,900,000
Land Acquisition	1,000,000	1,000,000

Total:	$5,900,000	$5,900,000

Plant Construction
Grain Handling Facilities	4,892,000	4,892,000
Cooking Facilities	3,956,000	3,956,000
Fermentation Facilities	5,387,000	5,387,000
Distillation Facilities	5,147,000	5,147,000
Liquid/Solids Separation Facilities	3,628,000	3,628,000
Evaporation Facilities	4,355,000	4,355,000
Dryer Facilities	5,225,000	5,225,000
Product Storage Facilities	2,935,000	2,935,000
Plant Utilities	4,280,000	4,280,000
General Plant Facilities and Services	5,495,000	5,495,000

Total:	$45,300,000	$45,300,000

Miscellaneous Costs
Construction Contingency	500,000	600,000
Construction Insurance	100,000	100,000
Permits	240,000	240,000
Offering Expenses	256,000	256,000
Capitalized Interest	900,000	800,000
Organizational Costs	569,000	569,000

Total:	$2,565,000	$2,565,000

Start-Up Costs:
Pre-production period Costs	660,000	660,000
Inventory — Corn	960,000	960,000
Inventory — Chemicals, Yeast, Denaturant	200,000	200,000
Inventory — Ethanol and Distillers Grain	750,000	750,000
Spare Parts	260,000	260,000
Working Capital	400,000	400,000

Total:	$3,230,000	$3,230,000

Financing Costs
Lender Fee	360,000	360,000
Legal Fees	20,000	20,000
Commitment Fees	25,000	25,000
Miscellaneous Expenses	25,000	25,000

Total:	$430,000	$430,000

Total:	$57,425,0000	$57,425,000

Liquidity and Capital Resources

As of March 31, 2003, we had cash of $88,473 and total assets of $318,504.  Our total assets include $211,520 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised a total of $602,500 in seed capital, which we have used to fund our organization and operation to date.  As of March 31, 2003, we had current liabilities of $173,058, which consists primarily of our accounts payable.  Since our inception through March 31, 2003, we have an accumulated deficit of $398,459.  Total members’ equity as of March 31, 2003 was $145,446.  Since our inception, we have generated no revenue from operations.

We are seeking to raise a minimum of $19,250,000 and a maximum of $27,500,000 in the Offering. Depending on the results of the Offering, we believe that the project will cost a total of approximately $57,425,000.  We plan to finance the project with seed capital, proceeds from the Offering, government grants and debt financing.

The amount of debt financing that we need depends on the results of the Offering and whether we receive all of our anticipated grant proceeds.  We expect the debt financing to range from a minimum of $29,315,000 to a maximum of $37,565,000 assuming we obtain grants totaling $610,000.  We have no commitments for the debt financing that we need or for any additional grants.  Completion of the proposed ethanol plant depends on our ability to close on our debt financing and satisfy all conditions for breaking escrow and closing on the Offering.

We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations.  We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories.  In addition to repaying the principal, we plan to pay interest on the loan at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender.  We intend to capitalize all of our interest until we commence start-up operation, which means that we will not make any payment on the loan until we construct the ethanol plant and begin producing ethanol.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business. We currently have no commitment for any financing.

Administration

We currently have an office staff comprised of one full-time employee.  The staff is dedicated to coordinating our campaign to complete our equity drive and to complying with state and federal regulations in the process.  We are also dependent on our board of directors to maintain our books and records.  These individuals are ultimately responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

Operating Expenses

When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel.  Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest.  We have allocated funds in our capital structure for these expenses, but cannot assure you that the funds allocated will be sufficient to cover these expenses.  We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Employees

Upon completion of the ethanol plant, we intend to hire approximately 34 additional employees. Approximately eleven of our employees will be involved primarily in management and administration and the remainder will be involved primarily in Plant operations.

The following table represents some of the anticipated positions within the Plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	14
TOTAL	34

Item 3.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), Kevin M. Roche, and our Treasurer (the principal financial officer), Robert J. Miller, have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)           Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

As of March 31, 2003, our registration statement was not yet effective and we had not yet registered any of our units.  The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-92188) effective on May 14, 2003.  We commenced our initial public offering of our units shortly thereafter.  We have not closed the Offering and are continuing to offer the units. Our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We do not pay our officers or directors any compensation for services related to the offer or sale of the units.

We registered a total of 27,500 units with an aggregate gross offering price of $27,500,000, or $1,000.00 per unit.  We intend to close the Offering on May 14, 2004.  From the effective date of our registration statement on May 14, 2003 to June 24, 2003, we have received subscriptions for approximately 4,334 units, or an aggregate of $4,334,000 of subscription payments in the form of cash and notes.  We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed for until we satisfy the following conditions:

•                                          the subscription proceeds in the escrow account equals or exceeds $19.25 million (exclusive of interest);

•                                          we obtain a written debt financing commitment sufficient to carry out our business plan; and

•                                          we elect, in writing, to terminate the escrow agreement.

For the period detailed by this report, we did not receive or use any net offering proceeds.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On May 23, 2003, we obtained an operating line of credit of up to $220,000 from M&I Bank in Watertown, Wisconsin.  The operating line is personally guaranteed by all of our board members and their spouses.

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

	99.1	Certificate Pursuant to 18 U.S.C. § 1350
	99.2	Certificate Pursuant to 18 U.S.C. § 1350

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PROCESSORS, LLC

Date:	June 27, 2003	/s/ Kevin M. Roche
Kevin M. Roche
President (Principal Executive Officer)

Date:	June 27, 2003	/s/ Robert J. Miller
Robert J. Miller
Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Kevin M. Roche, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of United Wisconsin Grain Processors, LLC;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5                                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 27, 2003	/s/ Kevin M. Roche
President

I, Robert J. Miller, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of United Wisconsin Grain Processors, LLC;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 27, 2003	/s/ Robert J. Miller
Treasurer