Form 10QSB
period 2003-06-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2003-08-14
CIK 1169852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

(920) 348-5016
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 ☒  Yes                 ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of June 30, 2003, there were 1,280 units outstanding.

Transitional Small Business Disclosure Format (Check one):              ☐  Yes              ☒  No

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$19,975	$163,779
Accounts receivable	6,067	—
Prepaid expenses	11,495	8,125
Total current assets	37,537	171,904

Equipment
Equipment	6,871	1,240
Less accumulated depreciation	440	41
Net equipment	6,431	1,199

Other Assets
Deposits on land	13,000	13,000
Deferred offering costs	231,438	165,134
Total other assets	244,438	178,134

Total Assets	$288,406	$351,237

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$234,374	$74,171
Other payables	15,000	15,000
Note payables	82,000	—
Accrued liabilities	4,068	—
Current maturities of long-term debt	1,641	—
Total current liabilities	337,083	89,171

Commitments and Contingencies

Long-Term Debt, less current maturities	3,163	—

Members’ Equity (Deficit)
Member contributions, net of costs related to capital contributions	543,905	543,905
Deficit accumulated during development stage	(595,745)	(281,839)
Total members’ equity (Deficit)	(51,840)	262,066

Total Liabilities and Members’ Equity (deficit)	$288,406	$351,237

Notes to Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	From Inception (November 2, 2001) to June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	9,011	1,707	62.252
Organization costs	5,965	8,600	54,530
Consulting and professional fees	39,017	51,856	238,308
Administrative	147,722	5,740	266,486
Totals	201,715	67,903	621,576

Operating Loss	(201,715)	(67,903)	(621,576)

Other Income (Expense)
Interest income	—	1,146	4,377
Interest expense	(221)	—	(221)
Miscellaneous	4,650	1,000	21,675
Total other income	4,429	2,146	25,831

Net Loss	$(197,286)	$(65,757)	$(595,745)

Net Loss Per Unit
(1,280, 1,440 and 1,316 weighted average units outstanding, respectively)	$(154.13)	$(45.66)	$(452.69)

Notes to Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Project coordinator	16,001	16,707
Organization costs	15,806	17,970
Consulting and professional fees	61,147	88,679
Administrative	225,808	16,909
Totals	318,762	140,265

Operating Loss	(318,762)	(140,265)

Other Income (Expense)
Interest income	177	2,599
Interest expense	(221)	—
Miscellaneous	4,900	1,000
Total other income	4,856	3,599

Net Loss	$(313,906)	$(136,666)

Net Loss Per Unit
(1,280 and 962 weighted average units outstanding, respectively)	$(245.24)	$(142.06)

Notes to Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	From Inception (November 2, 2001) to June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(313,906)	$(136,666)	$(595,745)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	399	—	440
Accounts receivable	(6,067)	—	(6,067)
Prepaid expenses	(3,370)	(5,000)	(11,495)
Other payable	—	5,500	—
Accounts payable	140,586	85	190,300
Accrued liabilities	4,068	—	4,068
Net cash used in operating activities	(178,290)	(136,081)	(418,499)

Cash Flows from Investing Activities
Capital expenditures	—	—	(1,240)
Deposits on land	—	(5,113)	(13,000)
Net cash used in investing activities	—	(5,113)	(14,240)

Cash Flows from Financing Activities
Member contributions	—	485,000	602,500
Proceeds from notes payable	82,000	—	82,000
Payments for long-term debt	(827)	—	(827)
Payments for costs of raising capital	—	(23,595)	(23,595)
Payments for deferred offering costs	(46,687)	(30,050)	(187,364)
Payments for membership unit redemption	—	—	(20,000)
Net cash from financing activities	34,486	431,355	452,714
Net (Decrease) Increase in Cash	(143,804)	290,161	19,975

Cash – Beginning of Period	163,779	72,756	—

Cash – End of Period	$19,975	$362,917	$19,975

Notes to Financial Statement are an integral part of this Statement.

- Continued on Next Page -

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	From Inception to June 30, 2003

Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$44,074	$—	$44,074

Capital expenditures in long-term debt	$5,631	$—	$5,631

Membership units redeemed through issuance of other payable	$—	$—	$15,000

Notes to Financial statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements.  The adjustments made to these statements consist only of normal recurring adjustments.  These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the company’s registration statement on Form SB-2, as amended (SEC registration No. 33-92188).

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant to be located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains and carbon dioxide as co-products of ethanol production. Construction is anticipated to begin in 2003. As of June 30, 2003, the Company is in the development stage with its efforts being principally devoted to organizational and project feasibility activities.

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

Fair Value of Financial Instruments

The fair value of the Company’s cash approximates its carrying value.  It is not currently practicable to estimate the fair value of the long-term debt and note payable since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length.

Deposits on Land

The Company has made deposits on land options for 59 or 115 acres for its facility. If the Company purchases these parcels, the deposits will be applied to the payment of $236,000 or $1,000,000, respectively.  If these options expire or management does not intend to execute the options, the deposits will be written off when such a determination is made.  These costs have been stated at the lower of cost or estimated fair value.  At June 30, 2003, the total of all deposits on land is $13,000.

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

Reclassification

Certain amounts in the Statement of Operations for 2002 and inception to date have been reclassified to conform to 2003 classifications.  These reclassifications had no effect on net loss as previously reported.

2.  DEVELOPMENT STAGE ENTERPRISE

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

Effective October 16, 2002, the Company redeemed a total of 160 units from two board members for $35,000, of which $20,000 has been paid by the Company.  The remaining $15,000, which is included in other payables, will be paid when the Company obtains all debt financing for the project.  In the event of the Company’s liquidation or dissolution prior to obtaining the debt financing for the project, this payable will become subordinate to the rights of the Company’s members.  At June 30, 2003, the Company has 1,280 units outstanding.

The weighted average units and loss per unit computations have been adjusted retroactively to account for the aforementioned split.

3.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units. The Company is authorized to issue 28,000 membership units. The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC).  As of May 14, 2003, the Registration Statement has been declared effective.  No membership units have been sold other than the units described in Note 2.  The offering will be for a maximum of 27,500 units which will be available for sale at $1,000 per unit.  Should the Company not raise the minimum of $19,250,000 through the offering, the capital raised through the offering will be returned to the respective investors.  If the offering is highly effective, the Company will have to obtain the approval of its members to issue units in excess of 28,000 units the Company is authorized to issue.   As of August 12, 2003, approximately 14,300 units have been subscribed.

Income and losses are allocated to all members based upon their respective percentage units held.

4.  RELATED PARTY TRANSACTIONS

As of June 30, 2003, the Company had incurred $19,375 in project coordinator fees, $8,375 of which is included in accounts payable, to three current members and one former member.

As of June 30, 2003, the Company has also incurred $33,823 in director fees and related expense, of which is all included in accounts payable, to six current members.

5.  COMMITMENTS AND CONTINGENCIES

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

In February 2002, the Company executed a master environmental services agreement with an organization that will provide environmental consulting, engineering, and analytical services.  The Company will submit work authorization requests on a project-by-project basis.  As of June 30, 2003, the Company has incurred approximately $197,000 in costs related to this agreement that are included in professional fees, of which approximately $40,801 is included in accounts payable at June 30, 2003.

In March 2002, the Company executed a contract with a railroad engineering firm in order to provide a conceptual, schematic railroad layout for their plant.  The estimated commitment for railroad engineering is approximately $12,500.  As of June 30, 2003, the Company has incurred $11,530 of these costs.

In April 2002, the Company executed a consulting agreement with a firm that is engaged to assist the Company in its equity marketing efforts and securing debt financing.  The Company paid the consulting firm a maximum of $3,000 per month, until the Company was legally authorized to sell its member units, at which time the fees increased to a maximum of $6,000 per month.  In addition, if the Company is able to raise the necessary amount of equity and receive a binding commitment from a prospective lender to provide the remaining financing, the Company will pay a one-time bonus of $75,000 to the consulting firm.  At June 30, 2003, the Company has incurred costs of $33,081 relating to this agreement, of which $9,011 is included in accounts payable.

In November 2002, the Company executed a contract with an energy management organization in order to provide pipeline consulting services.  The estimated commitment for this agreement is approximately $24,000.  As of June 30, 2003, the Company has incurred $10,000 of these costs, of which $8,000 is included in accounts payable.

In March 2003, the Company executed a contract with an insurance consulting firm.  The estimated commitment for this agreement is $9,000.  As of June 30, 2003 the Company has incurred $4,500 of these costs.

In May 2003, the Company executed a new revolving bank line of credit.  The new agreement permits the Company to borrow up to $220,000 at the floating one-month LIBOR rate of interest plus 3%.  The borrowings on the line are due in May 2004.  The line is secured by certain assets of the Company.  In addition, the line is guaranteed by members of the Board of Directors of the Company and their spouses.  As of June 30, 2003 the outstanding balance was $82,000.

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

The Company entered an agreement in June 2003 with the railroad engineering firm to complete all required documentation requirements covering a Transportation Economic Assistance grant. The TEA grant may fund up to fifty percent of the project costs relating to transportation improvements. The estimated commitment for this agreement is approximately $20,950.

In June 2003, the Company executed a consulting agreement with a firm that is engaged to assist the Company in performing a Preliminary Road Design and assist with a Community Development Block Grant Application.  The estimated commitment for this agreement is $13,950.

6.     SUBSEQUENT EVENT

In July 2003, the Company signed an agreement with an employee recruitment firm.  The Company will pay a fee based on a percentage of the first year of the employees’ salary.

Item 2.    Management’s Discussion and Analysis and Plan of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-92188) and appearing elsewhere in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

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

We entered into a letter of intent dated January 10, 2003 with BOC Gases, a division of The BOC Group, Inc., regarding the purchase of the raw carbon dioxide by-product.  By its terms, the letter of intent continued in effect until the earlier of the execution of a definitive agreement or May 1, 2003.  The letter of intent was not a binding agreement and BOC has subsequently withdrawn from the letter of intent.  This means that BOC has indicated that it does not intend to execute a binding agreement with us to purchase our carbon dioxide by-product.  Although we are seeking bids for the purchase of the carbon dioxide that we intend to produce, we currently have no plans at this time to sell our carbon dioxide to a third party processor.

Plan of Operations to Start-up of the Ethanol Plant

Plan of Operations Before Completion of Offering

Before we complete the Offering, we expect to continue work principally on the preliminary design and development of our proposed plant, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, utility and other contracts. We plan to fund these initiatives primarily through use of the $602,500 of seed capital we raised through our November 2001 and January 2002, private placement and our available line of credit.

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

In the next 3-6 months, we expect to exercise our real estate option for the 115 acre parcel to be used for our plant site.  We anticipate the expiration of our real estate option on the alternative 59 acre parcel.

We are currently in the process of negotiating a design-build contract with Fagen, Inc.  We expect that the construction of the plant and rail spur will take 14 months from the time construction commences.  We expect that initial start-up and operations of the plant will be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.  We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation

We entered an agreement in June 2003 with Key Engineering Group, Ltd. (Key Engineering) to complete all required documentation requirements covering a Transportation Economic Assistance (TEA) grant. The TEA grant may fund up to fifty percent of the project costs relating to transportation improvements. The estimated commitment for this agreement is approximately $20,950.

In June 2003, we also executed a consulting agreement with Key Engineering to assist the Company in performing a Preliminary Road Design and assist with a Community Development Block Grant Application.  The estimated commitment for this agreement is $13,950.

We currently have one full-time employee engaged in these preliminary matters.  We expect to hire a general manager during the next quarter.  We do not anticipate hiring any additional employees related to the ethanol plant operations until approximately six months before completion of plant construction and commencement of plant operations. We believe that our existing funds will permit us to continue our preliminary activities through May 14, 2004. If we are unable to close on the Offering by that time or otherwise obtain other funds, we may need to discontinue operations.

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

Liquidity and Capital Resources

As of June 30, 2003, we had cash of $19,975 and total assets of $288,406.  Our total assets include $231,438 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised a total of $602,500 in seed capital, which we have used to fund our organization and operation to date.  In addition, in May 2003, we executed a new line of credit of up to $220,000, which we are using to fund our operations.  As of June 30, 2003, we had current liabilities of $337,083, which consists primarily of our accounts payable.  Since our inception through June 30, 2003, we have an accumulated deficit of $595,745.  Total members’ equity (deficit) as of June 30, 2003 was ($51,840).  Since our inception, we have generated no revenue from operations.  As of August 12, 2003, approximately 14,300 units have been subscribed.

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

Item 3.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), Kevin M. Roche, and our Treasurer (the principal financial officer), Robert J. Miller, have reviewed our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)           Changes in Internal Control over Financial Reporting.

Our President (the principal executive officer), Kevin M. Roche, and our Treasurer (the principal financial officer), Robert J. Miller, have evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this quarterly report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We registered a total of 27,500 units with an aggregate gross offering price of $27,500,000, or $1,000.00 per unit.  We intend to close the Offering on May 14, 2004.  From the effective date of our registration statement on May 14, 2003 to August 12, 2003, we have received subscriptions for approximately 14,300 units, or an aggregate of $14,300,000 of subscription payments in the form of cash and notes.  We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed for until we satisfy the following conditions:

•                                 the subscription proceeds in the escrow account equals or exceeds $19.25 million (exclusive of interest);

•                                 we obtain a written debt financing commitment sufficient to carry out our business plan; and

•                                 we elect, in writing, to terminate the escrow agreement.

For the period detailed by this report, we received $5,360,000 in net offering proceeds, none of which proceeds have been used.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)           The following exhibits are included herein:

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. § 1350

(b)           Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	August 14, 2003	/s/ Kevin M. Roche
Kevin M. Roche
President (Principal Executive Officer)

Date:	August 14, 2003	/s/ Robert J. Miller
Robert J. Miller
Treasurer (Principal Financial and Accounting Officer)