Form 10QSB
period 2003-09-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2003-11-14
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

(920) 348-5016
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 ☒   Yes                 ☐   No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of November 14, 2003, there were 1,280 units outstanding.

Transitional Small Business Disclosure Format (Check one):                 ☐    Yes             ☒   No

PART I.             FINANCIAL INFORMATION

Item 1.    Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Table of Contents

FINANCIAL STATEMENTS

Balance Sheet (Unaudited)

Statements of Operations (Unaudited)

Statements of Cash Flows (Unaudited)

Notes to Unaudited Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$1,845	$163,779
Accounts receivable	6,068	——
Prepaid expenses	8,000	8,125
Total current assets	15,913	171,904

Equipment
Computer equipment	6,871	1,240
Less accumulated depreciation	845	41
Net equipment	6,026	1,199

Other Assets
Deposit on land	13,000	13,000
Deferred offering costs	258,758	165,134
Total other assets	271,758	178,134

Total Assets	$293,697	$351,237

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$308,952	$74,171
Other payables	15,000	15,000
Note payable	221,500	—
Accrued liabilities	3,080	—
Current maturities of long-term debt	1,670	—
Total current liabilities	550,202	89,171

Commitments and Contingencies

Long-Term Debt, less current maturities	2,734	—

Members’ Equity (Deficit)
Member contributions, net of costs related to capital contributions	543,905	543,905
Deficit accumulated during development stage	(803,144)	(281,839)
Total members’ equity (deficit)	(259,239)	262,066

Total Liabilities and Members’ Equity (Deficit)	$293,697	$351,237

Notes to Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Quarter Ended September 30, 2003	Quarter Ended September 30, 2002	From Inception (November 2, 2001) to September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	24,855	5,455	87,107
Organization costs	2,490	—	57,020
Consulting and professional fees	68,792	41,453	307,100
Administrative	110,066	12,987	376,552
Totals	206,203	59,895	827,779

Operating Loss	(206,203)	(59,895)	(827,779)

Other Income (Expense)
Interest income	—	—	4,377
Interest expense	(1,196)	—	(1,417)
Miscellaneous	—	9,750	21,675
Total other income (expense)	(1,196)	9,750	24,635

Net Loss	$(207,399)	$(50,145)	$(803,144)

Net Loss Per Unit
(1,280, 1,440 and 1,311 weighted average units outstanding, respectively)	$(162.03)	$(34.82)	$(612.62)

Notes to Financial Statements are an integral part of this Statement

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Project coordinator	40,856	22,162
Organization costs	18,296	17,970
Consulting and professional fees	129,939	130,132
Administrative	335,873	29,896
Totals	524,964	200,160

Operating Loss	(524,964)	(200,160)

Other Income (Expense)
Interest income	177	2,599
Interest expense	(1,417)	—
Miscellaneous	4,900	10,750
Total other income (expense)	3,660	13,349

Net Loss	$(521,304)	$(186,811)

Net Loss Per Unit
(1,280 and 1,429 weighted average units outstanding, respectively)	$(407.27)	$(130.73)

Notes to Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	From Inception (November 2, 2001) to September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(521,304)	$(186,811)	$(803,144)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	804	—	845
Accounts receivable	(6,068)	—	(6,068)
Prepaid expenses	125	(13,125)	(8,000)
Other payable	—	(2,000)	—
Accounts payable	196,843	12,143	246,557
Accrued liabilities	3,080	—	3,080
Net cash used in operating activities	(326,520)	(189,793)	(566,730)

Cash Flows from Investing Activities
Capital expenditures	—	—	(1,240)
Refunds for (payments of) deposits on land	—	3,600	(13,000)
Net cash (provided by) used in investing activities		3,600	(14,240)

Cash Flows from Financing Activities
Member contributions	—	465,000	602,500
Proceeds from notes payable	221,500	—	221,500
Payments on debt obligations	(1,227)	—	(1,227)
Payments for costs of raising capital	—	(23,595)	(23,595)
Payments for deferred offering costs	(55,687)	(69,081)	(196,363)
Payments for membership unit redemption			(20,000)
Net cash from financing activities	164,586	372,324	582,815

Net (Decrease) Increase in Cash	(161,934)	186,131	1,845

Cash – Beginning of Period	163,779	72,756	—

Cash – End of Period	$1,845	$258,887	$1,845

Notes to Financial Statement are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STATE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	From Inception (November 2, 2001) to September 30, 2003

Supplemental Cash Flow Information

Cash paid during the year for:
Interest	$776	$—	$997

Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$62,394	$27,508	$62,394

Capital expenditures in long-term debt	$5,631	$—	$5,631

Membership units redeemed through issuance of other payable	$—	$—	$15,000

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

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant to be located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains and carbon dioxide as co-products of ethanol production. Construction is anticipated to begin in 2003. As of September 30, 2003, the Company is in the development stage with its efforts principally devoted to organizational and financing activities.

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

Deposits on Land

The Company has made deposits on land options for 59 and 115 acres for its facility. If the Company purchases these parcels, the deposits will be applied to the payment of $236,000 and $1,000,000, respectively.  If these options expire or management does not intend to execute the options, the deposits will be written off when such a determination is made.  These costs have been stated at the lower of cost or estimated fair value.  At September 30, 2003, the total of all deposits on land is $13,000.  In October 2003, the Company exercised the option to purchase the 115 acres.  The 59 acre land option expires on March 31, 2004.  As of September 30, 2003, it has not been exercised.

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

Effective October 16, 2002, the Company redeemed a total of 160 units from two board members for $35,000, of which $20,000 has been paid by the Company.  The remaining $15,000, which is included in other payables, will be paid when the Company obtains all debt financing for the project.  In the event of the Company’s liquidation or dissolution prior to obtaining the debt financing for the project, this payable will become subordinate to the rights of the Company’s members.  At September 30, 2003, the Company has 1,280 units outstanding.

The weighted average units and loss per unit computations have been adjusted retroactively to account for the aforementioned split.

3.             MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units. The Company is authorized to issue 28,000 membership units. The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC).  As of May 14, 2003, the Registration Statement has been declared effective.  No membership units have been sold other than the units described in Note 2.  The offering will be for a maximum of 27,500 units which will be available for sale at $1,000 per unit.  Should the Company raise the minimum of $19,250,000 and obtain debt financing from a lender on or before one year from the effective date of the Registration Statement, they will be able to close on the offering.  If the Company is unable to close on the Offering on or before one year from the effective date of the Registration Statement, the capital raised through the offering will be promptly returned to the respective investors, with nominal interest less escrow fees.  The Company will have to obtain the approval of its members to issue units in excess of 28,000 units the Company is authorized to issue.   As of September 30, 2003, 21,015 units have been subscribed.  The Company has raised the minimum and had received a commitment from a lender in October 2003.

Income and losses are allocated to all members based upon their respective percentage units held.

4.             RELATED PARTY TRANSACTIONS

As of September 30, 2003, the Company had incurred $19,375 in project coordinator fees to three current members and one former member.

As of September 30, 2003, the Company has also incurred $63,933 in director fees and related expense, of which is all included in accounts payable, to six current members.

5.             COMMITMENTS AND CONTINGENCIES

If the Company raises the maximum amount of equity financing, they anticipate raising approximately $30.75 million in senior debt financing with specific terms to be negotiated.  In addition to the debt financing, the Company is seeking approximately $0.8 million of state government grants.

In February 2002, the Company executed a master environmental services agreement with an organization that will provide environmental consulting, engineering, and analytical services.  The Company will submit work authorization requests on a project by project basis.  As of September 30, 2003, the Company has incurred approximately $205,000 in costs related to this agreement that are included in professional fees, of which approximately $24,854 is included in accounts payable at September 30, 2003.

In March 2002, the Company executed a contract with a railroad engineering firm in order to provide a conceptual, schematic railroad layout for their plant.  The estimated commitment for railroad engineering is approximately $12,500.  As of September 30, 2003, the Company has incurred $11,530 of these costs.

In April 2002, the Company executed a consulting agreement with a firm that is engaged to assist the Company in its equity marketing efforts and securing debt financing.  The Company paid the consulting firm a maximum of $3,000 per month, until the Company was legally authorized to sell its member units, at which time the fees increased to a maximum of $6,000 per month.  In addition, if the Company is able to raise the necessary amount of equity and receive a binding commitment from a prospective lender to provide the remaining financing, the Company will pay a one-time bonus of $75,000 to the consulting firm.  At September 30, 2003, the Company has incurred costs of $57,936 relating to this agreement, of which $22,652 is included in accounts payable.

In November 2002, the Company executed a contract with an energy management organization in order to provide pipeline consulting services.  The estimated commitment for this agreement is approximately $24,000.  As of September 30, 2003, the Company has incurred $10,000 of these costs, of which $8,000 is included in accounts payable.

In March 2003, the Company executed a contract with an insurance consulting firm.  The estimated commitment for this agreement is $9,000.  As of September 30, 2003 the Company has incurred $6,750 of these costs.

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

The Company entered an agreement in June 2003 with the railroad engineering firm to complete all required documentation requirements covering a Transportation Economic Assistance grant. The TEA grant may fund up to fifty percent of the project costs relating to transportation improvements. The estimated commitment for this agreement is approximately $20,950. As of September 30, 2003, the Company has incurred $13,760 of this cost, which is included in accounts payable.

In June 2003, the Company executed a consulting agreement with a firm that is engaged to assist the Company in performing a Preliminary Road Design and assist with a Community Development Block Grant Application.  The estimated commitment for this agreement is $13,950.  As of September 30, 2003, the Company had incurred $13,097 of this cost, which is included in accounts payable.

In July 2003, the Company signed an agreement with an employee recruitment firm.  The Company will pay a fee based on a percentage of the first year of the employees’ salary.

In September 2003, the Company executed a new revolving bank line of credit.  The new agreement permits the Company to borrow up to $320,000 at the floating one-month LIBOR rate of interest plus 3%.   The borrowings on the line are due in May 2004.  The line is secured by certain assets of the Company.  In addition, the line is guaranteed by members of the Board of Directors of the Company and their spouses.  As of September 30, 2003, the outstanding balance was $221,500.

In September 2003, the Company entered into an agreement with an architect firm to design an office facility.  The Company will pay a total of $8,891 for these services.  Optional services under the agreement are plumbing design, HVAC design and electrical design and could total an additional $6,900 in services.

6.             SUBSEQUENT EVENTS

In October 2003, the Company entered into an agreement with an electric cooperative to provide electrical service.  The Company is required to make a non-refundable payment in aid of construction for the facilities the electrical cooperative will install for the benefit of the Company.  The amount of this aid-to-construction shall be $253,750, unless there are changes in the scope of the facilities and the amount may be adjusted accordingly.

In October 2003, the Company entered into an agreement with a contractor for work site grading.  Work will begin on or about October 16, 2003 and be completed by November 26, 2003.  The total amount to be paid for the work should approximate $570,710.

On October 8, 2003, the Company entered into an agreement with a Design-Builder to perform all design and construction services, provide all material, equipment, tools and labor, necessary to build a 40 million gallon dry grind ethanol plant for $45,575,000.  The agreement includes an early completion bonus of a maximum of  $540,000.

As of October 15, 2003, the Board of Directors consented to close the equity offering pursuant to the Company’s Registration statement.  The Company received confirmation that at least $19,250,000 in unit sales proceeds had been received and the Company received a written debt financing commitment for a minimum of $29,315,000 from a financial institution, as discussed below.

The Company received non-binding loan commitment from a financial institution on October 15, 2003.  This commitment is for a single construction loan for $32,462,500 and converts to a ten-year term loan within sixty days post construction upon certification of completion and attainment of the engineer’s production guarantee.  This loan will then be segmented into two loans with the first loan a $4 million revolving loan combined with at $28,462,500 term loan.  The term of the loan is five years with a ten-year amortization.  The loan commitment offers a variable and fixed interest rate.  The variable interest rate has a variable base rate at the thirty day LIBOR plus 375 basis points, the construction period is 16 months from loan closing not to exceed 60 days from initial plant start-up.  The fixed rate quote is subject to change weekly.  The final term facility can be segmented between a fixed portion and a variable portion.  The loan fees consist of underwriting fees, participation fee, and annual facility fee.  The underwriting fees are $100,000 of which $20,000 is due upon acceptance of the term sheet and $80,000 is due at loan closing.  There is a 75 basis point participation fee on the entire credit facility due at loan closing.  This fee will be shared pro rata with the senior debt participants.  There is an  annual facility fee of $40,000 beginning at the conversion of the construction loan to the term facility and upon each anniversary for five years.  If any of the senior debt is paid in its entirety,  prepayment penalties of 3%, 2% and 1% will apply in the first, second and third year, respectively.  These loans  are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.

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

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-92188), as amended, with the Securities and Exchange Commission, which became effective on May 14, 2003 (the “Registration Statement”) for an initial public offering of our units (the “Offering”).  Depending on the results of the Offering, we expect that the project will cost approximately $59,050,000.  We have raised approximately $602,500 in seed capital, and plan to raise a minimum of $19,250,000 and a maximum of $27,500,000 in the Offering and secure the balance through federal, state and local grants and debt financing.  We will require a significant amount of debt financing to complete our project.  The amount of debt financing that we need depends on the amount of equity we raise in the Offering and whether we receive all of our grant proceeds.  We have contacted several lenders and have received a written commitment for financing from AgStar Financial Services, ACA (AgStar). The commitment is non-binding, but we anticipate entering into a binding financing agreement with AgStar at approximately the time of the closing of the Offering.  If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

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

Plan of Operations to Start-up of the Ethanol Plant

Plan of Operations Before Completion of Offering

Before we complete the Offering, we expect to continue work principally on the preliminary design and development of our proposed plant, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, utility and other contracts. Much of this work has been completed. We plan to fund the remainder of these initiatives primarily through use of our line of credit.

During the time preceding completion of the Offering, we will identify and interview senior bank lenders to obtain needed debt financing. We have obtained a non-binding written commitment for financing from one such lender, AgStar.  We have determined that AgStar had the least restrictive requirements of us and the terms that were most favorable to us.  We expect to have the senior bank loan commitment from AgStar in place at approximately the closing of the Offering. We believe that our existing funds and those hat we expect to be available to us will permit us to continue our preliminary activities through such time that we secure debt financing.

We have negotiated a design-build contract with Fagen, Inc. and entered into the agreement subsequent to September 30, 2003.  The contract states that construction of the plant and rail spur will take 14 months from the time construction commences.  We expect that initial start-up and operations of the plant will be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.  We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.

We entered into an agreement in June 2003 with Key Engineering Group, Ltd. (Key Engineering) to complete all required documentation requirements covering a Transportation Economic Assistance (TEA) grant. The TEA grant may fund up to fifty percent of the project costs relating to transportation improvements. The contract was amended on July 21, 2003. The estimated commitment for this agreement as amended is approximately $20,950.

In June 2003, we also executed a consulting agreement with Key Engineering to assist the Company in performing a Preliminary Road Design and assist with a Community Development Block Grant Application.  The estimated commitment for this agreement is $13,950.

On September 22, 2003, we filed notice with Douglas L. and Heather C Tessman of our intent to exercise our option to purchase real estate pursuant to the option that was purchased November 12, 2002.  The total purchase price for the real estate is one million dollars.  The transfer is expected to take place in two transactions.

On September 18, 2003, the Company entered into a contract with Transcend Architects & Engineers, Inc., of Sun Prairie, Wisconsin, to provide designs for our office facility.  The contract call for the delivery of services valued at approximately $9,000, with additional optional services of as much as approximately $7,000.

Subsequent to September 30, 2003, we entered into separate agreements for electrical service with Adams-Columbia Electric Cooperative, land grading and site preparation with Iverson & Sons LLC, environmental engineering with Midwest Engineering Services, Inc., and construction of the plant with Fagen, Inc.  The land grading and site preparation work has since begun.

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

Plan of Operations After Completion of Offering and Before Receipt of Debt Financing Funds

Subsequent to September 30, 2003, we closed escrow on the Offering after receiving subscriptions and proceeds in excess of the minimum amount offered ($19,250,000) and a written debt financing commitment for the debt financing that we need. However, the written commitment only obligates the lender, AgStar, to lend us the debt financing that we need if we satisfy all the conditions of the commitment. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:

•                  commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source; or

•                    return remaining equity funds, if any, to investors, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.

Plan of Operations After Completion of Offering and Receipt of Debt Financing

We plan to build our plant in south central Wisconsin in the Columbia County township of Randolph, just outside the village of Friesland. The site is located within three miles of United States Interstate 90/94 and within one-half mile of the state highway 33 and two miles east of state highway 73. The Union Pacific Railroad provides rail service to the site. We have identified other potential sites in south central Wisconsin. Our board of directors reserves the right to select a different site in Wisconsin to construct the plant if it believes that doing so would be better for our business. We have begun site preparation work and expect to commence construction in approximately mid-December, 2003.

We expect to complete construction of the proposed plant and commence operations in approximately mid March 2005, or 14 to 16 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and executed finalized contracts concerning the provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of the Offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $59,050,000 to construct the plant and cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

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

We must obtain debt financing in order to complete construction on the ethanol Plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing, but have closed escrow subsequent to September 30, 2003 based upon a written debt commitment from AgStar.

Approximate Figures
SOURCES OF FUNDS:
Term Debt	$32,477,500
Cash and Equity Equivalents	22,772,500
Subordinated Debt	3,000,000
Grants	800,000
Total Sources of Funds	$59,050,000

USES OF FUNDS
Land & Land Improvements
Site Infrastructure and Development	4,900,000
Land Acquisition	1,000,000
Total:	$5,900,000

Plant Construction
Grain Handling Facilities	4,892,000
Cooking Facilities	3,956,000
Fermentation Facilities	5,387,000
Distillation Facilities	5,147,000
Liquid/Solids Separation Facilities	3,628,000
Evaporation Facilities	4,355,000
Dryer Facilities	5,225,000
Product Storage Facilities	2,935,000
Plant Utilities	4,280,000
General Plant Facilities and Services	5,495,000
Total:	$45,300,000

Miscellaneous Costs
Construction Contingency	600,000
Construction Insurance	100,000
Permits	240,000
Offering Expenses	256,000
Capitalized Interest	800,000
Organizational Costs	569,000
Total:	$2,565,000

Start-Up Costs:
Pre-production period Costs	660,000
Inventory — Corn	960,000
Inventory — Chemicals, Yeast, Denaturant	200,000
Inventory — Ethanol and Distillers Grain	750,000
Spare Parts	260,000
Working Capital	2,025,000
Total:	$4,855,000

Financing Costs
Lender Fee	360,000
Legal Fees	20,000
Commitment Fees	25,000
Miscellaneous Expenses	25,000
Total:	$430,000
Total:	$59,050,000

Liquidity and Capital Resources

As of September 30, 2003, we had cash of $1,845 and total assets of $293,697.  Our total assets include $258,758 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised a total of $602,500 in seed capital, which we have used to fund our organization and operation to date.  As of September 30, 2003, we had current liabilities of $550,202, which consists primarily of our accounts and notes payable.  Since our inception through September 30, 2003, we have an accumulated deficit of $803,144.  Total members’ equity as of September 30, 2003 was negative $259,239.  Since our inception, we have generated no revenue from operations.  As of September 30, 2003, 21,015 units have been subscribed.

We are seeking to raise a minimum of $19,250,000 and a maximum of $27,500,000 in the Offering. Depending on the results of the Offering, we believe that the project will cost a total of approximately $59,050,000.  We plan to finance the project with seed capital, proceeds from the Offering, government grants and debt financing.  The amount of debt financing that we need depends on the results of the Offering, the acquisition of subordinated debt, and whether we receive all of our anticipated grant proceeds.  We expect the term debt financing to be approximately $32,477,500 assuming we obtain grants totaling $800,000.  Although we have a non-binding debt commitment, we have no binding commitment for the debt financing that we need or for any additional grants.  Completion of the proposed ethanol plant depends on our ability to close on our debt financing and satisfy all conditions for breaking escrow and closing on the Offering.

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

Administration

We currently have an office staff comprised of one full-time employee and one part-time employee.  The staff is dedicated to coordinating our campaign to complete our equity drive and to complying with state and federal regulations in the process.  We are also dependent on our board of directors to maintain our books and records.  These individuals are ultimately responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

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

Item 3.    Controls And Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

Members of management, including our President (the principal executive officer), Kevin M. Roche, and our Treasurer (the principal financial officer), Robert J. Miller, have reviewed our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company and the information required to be disclosed in this and other reports is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms.

(b)           Changes in Internal Controls.

Members of management, including our President (the principal executive officer), Kevin M. Roche, and our Treasurer (the principal financial officer, Robert J. Miller have evaluated our internal controls over financial reporting and have concluded that there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We registered a total of 27,500 units with an aggregate gross offering price of $27,500,000, or $1,000.00 per unit.  We intend to close the Offering on May 14, 2004.  From the effective date of our registration statement on May 14, 2003 to September 30, 2003, we have received subscriptions for 21,015 units, or an aggregate of $21,015,000.00 of subscription payments in the form of cash and notes.  We deposited all subscription payments from the Offering in an escrow account.  Subsequent to September 30, 2003, we met the conditions to breaking escrow.  Accordingly, escrow was broken and the sale of many, but not all, of the subscribed units was completed.

As of the end of the period detailed by this report, the escrow agent received $21,015,000.00 in net offering proceeds, none of which proceeds have been used.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission Of Matters To A Vote Of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits And Reports On Form 8-K

(a)                                  The following exhibits are included herein:

10.13                     Notice of Intent to Exercise Option to Purchase dated September 22, 2003 (Tessman)

10.14                     Accepted Proposal for Provision of Services by Key Engineering Group, Inc. dated June 10, 2003

10.15                     Change Order Request No. 1 by Key Railroad Development, LLC date July 21, 2003.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	November 14, 2003	/s/ Kevin M. Roche
Kevin M. Roche
President (Principal Executive Officer)

Date:	November 14, 2003	/s/ Robert J. Miller
Robert J. Miller
Treasurer (Principal Financial and Accounting Officer)