Form 10QSB/A
period 2003-06-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2004-03-25
CIK 1169852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-QSB/A

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

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of United Wisconsin Grain Producers, LLC, (the “Company”) for the quarter ended June 30, 2003, is being filed for the purpose of amending and restating Items 1, 2 and 6 to account for the adjustment made to capitalize certain deferred offering costs previously expensed relating to the raising of the Company’s equity financing.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-QSB is unchanged and is reproduced in its entirety in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Table of Contents

FINANCIAL STATEMENTS

Balance Sheet (Unaudited)

Statements of Operations (Unaudited)

Statements of Cash Flows (Unaudited)

Notes to Unaudited Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$19,975	$163,779
Accounts receivable	6,067	—
Prepaid expenses	11,495	8,125
Total current assets	37,537	171,904

Equipment
Computer equipment	6,871	1,240
Less accumulated depreciation	440	41
Net equipment	6,431	1,199

Other Assets
Deposits on land	13,000	13,000
Deferred offering costs	297,370	165,134
Total other assets	310,370	178,134

Total Assets	$354,338	$351,237

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$234,374	$74,171
Other payables	15,000	15,000
Note payables	82,000	—
Accrued liabilities	4,068	—
Current maturities of long-term debt	1,641	—
Total current liabilities	337,083	89,171

Commitments and Contingencies

Long-Term Debt, less current maturities	3,163	—

Members’ Equity (Deficit)
Member contributions, net of costs related to capital contributions	543,905	543,905
Deficit accumulated during development stage	(529,813)	(281,839)
Total members’ equity (Deficit)	14,092	262,066

Total Liabilities and Members’ Equity (Deficit)	$354,338	$351,237

Notes to Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	From Inception to June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	9,011	1,707	62.252
Organization costs	5,965	8,600	54,530
Consulting and professional fees	39,017	51,856	238,308
Administrative	81,790	5,740	200,554
Totals	135,783	67,903	555,644

Operating Loss	(135,783)	(67,903)	(555,644)

Other Income
Interest income	—	1,146	4,377
Interest expense	(221)	—	(221)
Miscellaneous	4,650	1,000	21,675
Total other income	4,429	2,146	25,831

Net Loss	$(131,354)	$(65,757)	$(529,813)

Net Loss Per Unit
(1,280, 1,440 and 1,316 weighted average units outstanding, respectively)	$(102.62)	$(45.66)	$(402.59)

Notes to Financial Statements are an integral part of this Statement

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Project coordinator	16,001	16,707
Organization costs	15,806	17,970
Consulting and professional fees	61,147	88,679
Administrative	159,876	16,909
Totals	252,830	140,265

Operating Loss	(252,830)	(140,265)

Other Income
Interest income	177	2,599
Interest expense	(221)	—
Miscellaneous	4,900	1,000
Total other income	4,856	3,599

Net Loss	$(247,974)	$(136,666)

Net Loss Per Unit
(1,280 and 962 weighted average units outstanding, respectively)	$(193.73)	$(142.06)

Notes to Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	From Inception to June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(247,974)	$(136,666)	$(529,813)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	399	—	440
Accounts receivable	(6,067)	—	(6,067)
Prepaid expenses	(3,370)	(5,000)	(11,495)
Other payable	—	5,500	—
Accounts payable	113,395	85	163,109
Accrued liabilities	4,068	—	4,068
Net cash used in operating activities	(139,549)	(136,081)	(379,758)

Cash Flows from Investing Activities
Capital expenditures	—	—	(1,240)
Deposits on land	—	(5,113)	(13,000)
Net cash used in investing activities		(5,113)	(14,240)

Cash Flows from Financing Activities
Member contributions	—	485,000	602,500
Proceeds from notes payable	82,000	—	82,000
Payments debt obligations	(827)	—	(827)
Payments for costs of raising capital	—	(24,595)	(23,595)
Payments for deferred offering costs	(85,428)	(30,050)	(226,105)
Payments for membership unit redemption	—	—	(20,000)
Net cash (used for) from financing activities	(4,255)	431,355	413,973

Net (Decrease) Increase in Cash	(143,084)	290,161	19,975

Cash – Beginning of Period	163,779	72,756	—

Cash – End of Period	$19,975	$362,917	$19,975

Notes to Financial Statement are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STATE COMPANY)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	From Inception to June 30, 2003

Supplemental Cash Flow Information

Cash paid during the year for:
Interest	$221	$—	$221

Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$71,265	$—	$71,265

Capital expenditures in long-term debt	$5,631	$—	$5,631

Membership units redeemed through issuance of other payable	$—	$—	$15,000

Notes to Financial statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

The financial statements as previously issued for the three and six month periods ended June 30, 2003 have been adjusted to capitalize certain deferred offering costs previously expensed relating to the raising of the Company’s equity financing.  This resulted in an increase in total assets of $65,932 and a decrease of the Company’s previously reported net loss for the three and six month periods of $197,286 ($154.13 per unit) and $313,906 ($245.24 per unit) to a net loss of $131,354 ($102.62 per unit) and $247,974 ($193.73 per unit) respectively.

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

Reclassification

Certain amounts in the Statement of Operations for 2002 and Inception to date have been reclassified to conform to 2003 classifications.  These reclassifications had no effect on net income as previously reported.

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

3.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units. The Company is authorized to issue 28,000 membership units. The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC).  As of May 14, 2003, the Registration Statement has been declared effective.  No membership units have been sold other than the units described in Note 2.  The offering will be for a maximum of 27,500 units which will be available for sale at $1,000 per unit.  Should the Company not raise the minimum of $19,250,000 through the offering, the capital raised through the offering will be returned to the respective investors.  If the offering is highly effective, the Company will have to obtain the approval of its members to issue units in excess of 28,000 units the Company is authorized to issue. As of June 30, 2003, 5,360 units have been subscribed.

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

In May 2003, the Company executed a new revolving bank line of credit.  The new agreement permits the Company to borrow up to $220,000 at the floating one-month LIBOR rate of interest plus 3%.  The borrowings on the line are due in May 2004.  The line is secured by certain assets of the Company.  In addition, the line is guaranteed by member so the Board of Directors of the Company and their spouses.  As of June 30, 2003 the outstanding balance was $82,000.

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

The Company entered an agreement in June 2003 with the railroad engineering firm to complete all required documentation requirements covering a Transportation Economic Assistance grant. The TEA grant which may fund up to fifty percent of the project costs relating to transportation improvements. The estimated commitment for this agreement is approximately $20,950.

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

We are currently in the process of negotiating a design-build contract with Fagen, Inc.  We expect that the construction of the plant and rail spur will take 14 months from the time construction commences.  We expect that initial start-up and operations of the plant will be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc.  We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation

We entered an agreement in June 2003 with Key Engineering Group, Ltd. (Key Engineering) to complete all required documentation requirements covering a Transportation Economic Assistance (TEA) grant. The TEA grant which may fund up to fifty percent of the project costs relating to transportation improvements. The estimated commitment for this agreement is approximately $20,950.

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

Liquidity and Capital Resources

As of June 30, 2003, we had cash of $19,975 and total assets of $354,338.  Our total assets include $297,370 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  As of June 30, 2003, 5,360 units have been subscribed.  The financial statements previously issued for the three and six month periods ended June 30, 2003 have been adjusted to capitalize certain deferred offering costs previously expensed relating to the raising of our equity financing.  As a result, our total assets as of June 30, 2003, increased by $65,932 from $288,406 to $354,338.

To date, we have raised a total of $602,500 in seed capital, which we have used to fund our organization and operation to date.  As of June 30, 2003, we had current liabilities of $337,083, which consists primarily of our accounts payable.  Since our inception through June 30, 2003, we have an accumulated deficit of $529,813.  Total members’ equity as of June 30, 2003 was $14,092.  Since our inception, we have generated no revenue from operations.  The adjustment for the capitalization of certain deferred offering costs resulted in a decrease in our accumulated deficit from $595,745 to $529,813.  It also caused our members’ equity to increase from a deficit of $51,840 to a positive $14,092.

The adjustment for the capitalization of certain deferred offering costs resulted in a decrease in our previously reported net loss.  We previously reported a net loss of $197,286 for the three months ended June 30, 2003 and a net loss of $313,906 for the six months ended June 30, 2003.  After the adjustment, our net loss for the three months ended June 30, 2003, was $131,354 and for the six months ended June 30, 2003, was $247,974.

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

We registered a total of 27,500 units with an aggregate gross offering price of $27,500,000, or $1,000.00 per unit.  We intend to close the Offering on May 14, 2004.  From the effective date of our registration statement on May 14, 2003 to June 30, 2003, we have received subscriptions for 5,360 units, or an aggregate of $5,360,000 of subscription payments in the form of cash and notes.  We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed for until we satisfy the following conditions:

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

32.2                           Certificate Pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	March 24, 2004	/s/ Kevin M. Roche
Kevin M. Roche
President
(Principal Executive Officer)

Date:	March 24, 2004	/s/ Robert J. Miller
Robert J. Miller
Treasurer
(Principal Financial and Accounting Officer)