Form 10QSB/A
period 2003-09-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2004-03-25
CIK 1169852

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of United Wisconsin Grain Producers, LLC, (the “Company”) for the quarter ended September 30, 2003, is being filed for the purpose of amending and restating Items 1, 2 and 6 to account for the adjustment made to capitalize certain deferred offering costs previously expensed relating to the raising of the Company’s equity financing.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-QSB is unchanged and is reproduced in its entirety in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.

PART I.                                        FINANCIAL INFORMATION

Item 1.           Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,845	$163,779
Accounts receivable	6,068	—
Prepaid expenses	8,000	8,125
Total current assets	15,913	171,904

Equipment
Computer equipment	6,871	1,240
Less accumulated depreciation	845	41
Net equipment	6,026	1,199

Other Assets
Deposit on land	13,000	13,000
Deferred offering costs	354,523	165,134
Total other assets	367,523	178,134

Total Assets	$389,462	$351,237

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$308,952	$74,171
Other payables	15,000	15,000
Note payable	221,500	—
Accrued liabilities	3,080	—
Current maturities of long-term debt	1,670	—
Total current liabilities	550,202	89,171

Commitments and Contingencies

Long-Term Debt, less current maturities	2,734	—

Members’ Equity (Deficit)
Member contributions, net of costs related to capital contributions	543,905	543,905
Deficit accumulated during development stage	(707,379)	(281,839)
Total members’ equity (deficit)	(163,474)	262,066

Total Liabilities and Members’ Equity (Deficit)	$389,462	$351,237

Notes to Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Quarter Ended September 30, 2003	Quarter Ended September 30, 2002	From Inception (Novmber 2, 2001) to September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	24,855	5,455	87,107
Organization costs	2,490	—	57,020
Consulting and professional fees	68,792	41,453	307,100
Administrative	80,233	12,987	280,787
Totals	176,370	59,895	732,014

Operating Loss	(176,370)	(59,895)	(732,014)

Other Income (Expense)
Interest income	—	—	4,377
Interest expense	(1,196)	—	(1,417)
Miscellaneous	—	9,750	21,675
Total other income (expense)	(1,196)	9,750	24,635

Net Loss	$(177,566)	$(50,145)	$(707,379)

Net Loss Per Unit
(1,280, 1,440 and 1,311 weighted average units outstanding, respectively)	$(138.72)	$(34.82)	$(539.57)

Notes to Financial Statements are an integral part of this Statement

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Project coordinator	40,856	22,162
Organization costs	18,296	17,970
Consulting and professional fees	129,939	130,132
Administrative	240,108	29,896
Totals	429,199	200,160

Operating Loss	(429,199)	(200,160)

Other Income (Expense)
Interest income	177	2,599
Interest expense	(1,417)	—
Miscellaneous	4,900	10,750
Total other income (expense)	3,660	13,349

Net Loss	$(425,539)	$(186,811)

Net Loss Per Unit
(1,280 and 1,429 weighted average units outstanding, respectively)	$(332.45)	$(130.73)

Notes to Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	From Inception (November 2, 2001) to September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(425,539)	$(186,811)	$(707,379)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	804	—	845
Accounts receivable	(6,068)	—	(6,068)
Prepaid expenses	125	(13,125)	(8,000)
Other payable	—	(2,000)	—
Accounts payable	196,843	12,143	246,557
Accrued liabilities	3,080	—	3,080
Net cash used in operating activities	(230,755)	(189,793)	(470,965)

Cash Flows from Investing Activities
Capital expenditures	—	—	(1,240)
Refunds for (payments of) deposits on land	—	3,600	(13,000)
Net cash provided by (used in) investing activities		3,600	(14,240)

Cash Flows from Financing Activities
Member contributions	—	465,000	602,500
Proceeds from notes payable	221,500	—	221,500
Payments on debt obligations	(1,227)	—	(1,227)
Payments for costs of raising capital	—	(23,595)	(23,595)
Payments for deferred offering costs	(151,452)	(69,081)	(292,128)
Payments for membership unit redemption	—	—	(20,000)
Net cash from financing activities	68,821	372,324	487,050

Net (Decrease) Increase in Cash	(161,934)	186,131	1,845

Cash – Beginning of Period	163,779	72,756	—

Cash – End of Period	$1,845	$258,887	$1,845

Notes to Financial Statement are an integral part of this Statement.

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	From Inception (November 2, 2001) to September 30, 2003

Supplemental Cash Flow Information

Cash paid during the year for:
Interest	$776	$—	$997

Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$62,394	$27,508	$62,394

Capital expenditures in long-term debt	$5,631	$—	$5,631

Membership units redeemed through issuance of other payable	$—	$—	$15,000

Notes to Financial statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

The financial statements as previously issued for the three and nine month periods ended September 30, 2003 have been adjusted to capitalize certain deferred offering costs previously expensed relating to the raising of the Company’s equity financing.  This adjustment increased total assets by $95,765 and reduced the net loss by $29,833 and $95,765 for the three and nine month periods, respectively.  The Company reduced its previously reported net loss for the three and nine month periods of $207,399 ($162.03 per unit) and $521,304 ($407.27 per unit), respectively, to a net loss of $177,566 ($138.72 per unit) and $425,539 ($332.45 per unit), respectively.

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

The Company received a senior loan commitment from a financial institution on October 15, 2003.  This commitment is for a single construction loan for $32,462,500 and converts to a ten-year term loan within sixty days post construction upon certification of completion and attainment of the engineer’s production guarantee.  This loan will then be segmented into two loans with the first loan a $4 million revolving loan combined with a $28,462,500 term loan.  The term of the loan is five years with a ten-year amortization.  The loan commitment offers a variable and fixed interest rate.  The variable interest rate has a variable base rate at the thirty-day LIBOR plus 375 basis points, the construction period is 16 months from loan closing not to exceed 60 days from initial plant start-up.  The fixed rate quote is subject to change weekly.  The final term facility can be segmented between a fixed portion and a variable portion. The loan fees consist of underwriting fees, participation fee, and annual facility fee.  The underwriting fees are $100,000 of which $20,000 is due upon acceptance of the term sheet and $80,000 is due at loan closing.  There is a 75 basis point participation fee on the entire credit facility due at loan closing.  This fee will be shared pro rata with the senior debt participants.  There is an annual facility fee of $40,000 beginning at the conversion of the construction loan to the term facility and upon each anniversary for five years.  If any of the senior debt is paid in it’s entirety, prepayment penalties of 3%, 2% and 1% will apply in the first, second and third year, respectively.  These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.

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

Liquidity and Capital Resources

As of September 30, 2003, we had cash of $1,845 and total assets of $389,462.  Our total assets include $354,523 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  As of September 30, 2003, 21,015 units have been subscribed.  The financial statements previously issued for the three and nine month periods ended September 30, 2003 have been adjusted to capitalize certain deferred offering costs previously expensed relating to the raising of our equity financing.  As a result, our total assets as of September 30, 2003, increased by $95,765 from $293,697 to $389,462.

To date, we have raised a total of $602,500 in seed capital, which we have used to fund our organization and operation to date.  As of September 30, 2003, we had current liabilities of $550,202, which consists primarily of our accounts and notes payable.  Since our inception through September 30, 2003, we have an accumulated deficit of $707,379.  Total members’ equity as of September 30, 2003 was a deficit of $163,474.  Since our inception, we have generated no revenue from operations.  The adjustment for the capitalization of certain deferred offering costs resulted in a decrease in our accumulated deficit from $803,144 to $707,379.  It also caused our members’ equity to increase from a deficit of $259,239 to a deficit of $163,474.

The adjustment for the capitalization of certain deferred offering costs resulted in a decrease in our previously reported net loss.  We previously reported a net loss of $207,399 for the three months ended September 30, 2003 and a net loss of $521,304 for the nine months ended September 30, 2003.  After the adjustment, our net loss for the three months ended September 30, 2003, was $177,566 and for the nine months ended September 30, 2003, was $425,539.

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

(b)                                 Changes in Internal Controls.

Members of management, including our President (the principal executive officer), Kevin M. Roche, and our Treasurer (the principal financial officer), Robert J. Miller, have evaluated our internal control over financial reporting and have concluded that there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 5.  Other Information

None.

Item 6.  Exhibits And Reports On Form 8-K

(a)                                  The following exhibits are included herein:

10.13                     Notice of Intent to Exercise Option to Purchase dated September 22, 2003 (Tessman)*

10.14                     Accepted Proposal for Provision of Services by Key Engineering Group, Inc. dated June 10, 2003*

10.15                     Change Order Request No. 1 by Key Railroad Development, LLC date July 21, 2003.*

31.1                           Certificate Pursuant to 17 CFR 240.15d-14(a)

31.2                           Certificate Pursuant to 17 CFR 240.15d-14(a)

32.1                           Certificate Pursuant to 18 U.S.C. § 1350

32.2                           Certificate Pursuant to 18 U.S.C. § 1350

*             Previously submitted and filed with Form 10-QSB for the quarter ending September 30, 2003 and not duplicated in this Amendment No. 1 to Form 10-QSB/A.

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