Form 10KSB
period 2003-12-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2004-03-30
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2003

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to

Commission file number 333-92188

UNITED WISCONSIN GRAIN PRODUCERS, LLC
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-2032455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

W1231 Tessman Road, Cambria, Wisconsin 53923
(Address of principal executive offices)

(920) 348-5016
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒     No     ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fisal year.    None

As of March 18, 2004, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $27,090,000.

As of March 18, 2004, there were 27,090 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE    None.

Transitional Small Business Disclosure Format (Check one):     ☐ Yes     ☒ No

PART I.

ITEM 1.                                                     DESCRIPTION OF BUSINESS.

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001.  References to “we”, “us”, “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  We are a start-up company in the development stage.  We are building a 40 million gallon per-year corn-based ethanol plant near the village of Friesland in the township of Randolph, Wisconsin, that will produce ethanol, distillers grains and carbon dioxide.

Principal Products and Markets

We have commenced construction of the ethanol plant in the township of Randolph, just outside the village of Friesland in Columbia County, Wisconsin in south central Wisconsin.  The project site is located  within one-half mile of the state highway 33 and two miles east of state highway 73.  The Union Pacific Railroad is expected to provide rail service to the site.  We commenced construction in November 2003 and estimate that construction will be completed approximately April 2005.  We selected this site because of its location to existing grain production, accessibility to road and rail transportation and availability of utilities.

The principal products we expect to produce at the ethanol plant are ethanol and distillers grain.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  The implementation of the Federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  We expect the principal markets for our ethanol to be petroleum terminals in the Midwest.

A principal by-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain bypass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  Bypass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates three forms of distillers grains:  Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWGS”), and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWGS is DWS that with syrup added and dried to approximately 50% moisture.  DMWGS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  We intend to market  DDGS and may explore possibilities of local demand for DMWGS and DWS to market at least a portion of our distillers grains in these forms.

We currently have no plans to market or distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production.

Local Ethanol Markets

Local markets will be limited and must be evaluated on a case-by-case basis.  Although local markets will be the easiest to service, they may be oversold, which depresses the ethanol price.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  This market will likely be serviced by rail, and is within a 450-mile radius of the plant.  We intend to construct a railroad spur to our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures as either carbon monoxide or ozone non-attainment areas, such as: Minneapolis, Chicago, and St. Louis.

Generally, the regional market is a good business to develop.  The freight is reasonable, the competition, while aggressive, is not too severe, and the turn-around time on the rail cars is an advantage.  We intend to obtain letters of intent to purchase product from regional buyers rather than from national buyers.  Regional pricing tends to follow national pricing less the freight difference.  As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation.

Occasionally there are opportunities to obtain backhaul rates from local trucking companies.  These are rates that are reduced since the truck is loaded both ways.  Normally the trucks drive to the refined fuels terminals empty and load gasoline product for delivery.  A backhaul is the opportunity to load the truck with ethanol to drive to the terminal.

National Ethanol Markets

Recently, California has been the focus of a major ethanol campaign as MTBE is now being phased out.  MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  California banned the use of MTBE beginning January 1, 2004.  Ethanol is the most readily available substitute for MTBE in this market.  MTBE is still used in significant quantities throughout the state, but ethanol use is expected to increase now that the ban is in effect.  Most California fuel refiners and blenders have already voluntarily removed MTBE from their terminals based on preparations for an earlier deadline.  California represents a market of about one billion gallons annually due to the oxygenate requirement for RFG.  The recent denial of the California RFG oxygenate waiver request has resulted in California litigating against the EPA in an effort to overturn the denial.

While there is a great deal of focus on California, the Northeast has emerged as another national ethanol market, according to the Renewable Fuels Association.  As in California, the primary drivers are the health and water concerns surrounding the use of MTBE.  For example, beginning January 1, 2004, New York and Connecticut have banned the use of MTBE.  Fifteen other state legislatures have phased out MTBE.  We expect ethanol to replace MTBE as the oxygenate in the Reformulated Gasoline (“RFG”) program and generate markets of approximately 200 million gallons per year in New York and approximately 50 million gallons per year in Connecticut, however, other MTBE replacements may capture a portion or all of these potential markets. The ultimate size of the California and Northeast markets will depend on how the RFG oxygenate and MTBE debate plays out in the political arena.

Illinois, Ohio and Minnesota are by far the largest ethanol markets.  In addition to California and the Northeast, there are also other significant national ethanol market opportunities such as Arizona, Colorado, Texas, Michigan, Wisconsin, Washington, and North Carolina.

State	Total Ethanol Consumed in Thousands of Gallons (2002)

Arizona	21,626
California	82,282
Colorado	73,493
Illinois	294,055
Minnesota	213,409
Michigan	52,043
North Carolina	48,615
Ohio	185,356
Texas	59,029
Washington	21,697
Wisconsin	74,396

Source: U.S. Department of Transportation Highway Statistics 2002

Distribution Methods

We intend to sell and market the ethanol and distillers grains produced at the plant through normal and established markets, including the local, regional and national markets described above.  We hope to market all of the ethanol produced with the assistance of one ethanol re-distributor but we have not yet entered into any agreement regarding the sale of our ethanol.  We anticipate selling all of our distillers grains through distillers grain marketing firms but have not yet entered into any agreement regarding the sale of our distillers grains.  We may engage one marketing firm for the purpose of marketing our distillers grains locally and a different marketing firm to market our distillers grains outside the local markets.

We do not plan to hire or establish a sales organization to market any of the products we produce.  Consequently, we will be extremely dependent upon the marketing agents we engage to market our ethanol and distillers grain.

Competition

We expect to be in direct competition with other ethanol producers, many of who have greater resources than we do.  We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Our ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We expect to compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  We believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which we expect to reduce our cost of sales.

Currently, Wisconsin has three other operating ethanol plants and one ethanol plant in the development stage.  Badger State Ethanol has constructed a 40 million gallon per year ethanol plant in Monroe, Wisconsin, which is approximately 70 miles from our plant site.  Ace Ethanol operates a 15 million gallon per year ethanol plant in Stanley, Wisconsin, which is approximately 125 miles from our plant site.  Utica Energy in Oshkosh, Wisconsin, produces 24 million gallons of ethanol per year.  Utica Energy is approximately 50 miles from our plant site and may overlap the northeastern edge of our expected corn supply area.  Western Wisconsin Renewable Energy Cooperative is a 40 million gallon per year development-stage ethanol plant in Boyceville, Wisconsin, which is approximately 150 miles from our plant site.  There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.

The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Aventine Renewable Energy, Inc., VeraSun Energy Corporation and Abengoa Bioenergy Corp., all of which are capable of producing many times the amount of ethanol we expect to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to us.

The ethanol industry has grown to over 74 production facilities in the United States.  Industry authorities estimate that these facilities are capable of producing approximately 3.1 billion gallons of ethanol per year.  Plans to construct new plants or to expand existing plans have been announced which would increase capacity by approximately 492 million gallons per year.  We cannot determine the effect of this type of an increase upon the demand or price of ethanol.  The following table sets forth the current and planned major ethanol production facilities in the United States, according to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity March 2004 Report.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	50
	Colwich, KS		20
	Portales, NM		15
ACE Ethanol	Stanley, WI	Corn	15
Adkins Energy, LLC*	Lena, IL	Corn	40
A. E. Stanley	Loudon, TN	Corn	65
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d/b/a EXOL*	Albert Lea, MN	Corn	38
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	35
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*^	West Burlington, IA	Corn		40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Cargill, Inc.	Blair, NE	Corn	83
	Eddyville, IA	Corn	35
Central Illinois Energy Cooperative*^	Canton, IL	Corn		30
Central MN Ethanol Coop*	Little Falls, MN	Corn	20
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	42
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	20
Cornhusker Energy Lexington, LLC*^	Lexington, NE	Corn		42
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	48
DENCO, LLC*	Morris, MN	Corn	21.5
ESE Alcohol Inc.	Leoti, KS	Seed Corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	48

Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*^	Mason City, IA	Corn		40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Gopher State Ethanol	St. Paul, MN	Corn/Beverage Waste	15
Grain Processing Corp.	Muscatine, IA	Corn	10
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	42
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	23
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	45
James Valley Ethanol, LLC	Groton, SD	Corn	45
J.R. Simplot	Caldwell, ID	Potato waste	6
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*^	Robinson, IL	Corn		40
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	46
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	45
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid-Missouri Energy, LLC*^	Malta Bend, MO	Corn		40
Midwest Grain Processors*	Lakota, IA	Corn	45
Midwest Renewables^	Iowa Falls, IA	Corn		40
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	95
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	45
Otter Creek Ethanol, LLC*^	Ashton, IA	Corn		45
Parallel Products	Louisville, KY	Beverage waste	4
	R. Cucamonga, CA		4
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC^	Central City, NE	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	18
Sioux River Ethanol, LLC*^	Hudson, SD	Corn		45
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	45

Trenton Agri Products, LLC^	Trenton, NE	Corn		30
Tri-State Ethanol Co, LLC*	Rosholt, SD	Corn	18
United Wisconsin Grain Producers, LLC*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	24
VeraSun Energy Corporation	Aurora, SD	Corn	100
Western Plains Energy, LLC*	Campus, KS	Corn	30
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3165.8
Total Under Construction/Expansions				492.0
TOTAL CAPACITY			3657.8

* farmer-owned

^ under construction

Last Updated: March 2004

The ethanol industry is very competitive.  While the ethanol industry has been growing, there is significant competition among ethanol producers.  Nationally, ethanol production is concentrated in a few large companies. Our ethanol plant will face a competitive challenge from larger factories, from plants that can produce a wider range of products than our plant, and from other plants similar to our planned ethanol plant.

Our ethanol plant will be in direct competition with other ethanol producers, many of which have greater resources than we currently have or will have in the future.  Large ethanol producers such as Archer Daniels Midland and Cargill, among others, are capable of producing significantly greater quantities than the amount of ethanol we expect to produce. In addition, there are several Minnesota, Iowa and other mid-western regional ethanol producers, as well as others on the east and west coasts and the southern United States, which have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to us. In light of such competition, there is no assurance that we can successfully construct and operate the ethanol plant.

Our ethanol plant will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. Although currently the subject of a federal ban, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE and other additives, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources that we have. New products or methods of ethanol production developed by larger better-financed competitors could provide them competitive advantages over us and harm our business.

Sources of Raw Materials - Corn Feedstock Supply

We anticipate that our plant will need approximately 15 million bushels of grain per year or 42,000 bushels per day as the feedstock for its dry milling process.  We anticipate establishing ongoing business relationships with local corn elevators to acquire the corn needed for the project, although we expect to acquire some corn directly from local farmers.  We expect to become licensed as a Wisconsin grain dealer, which will allow us to contract to purchase Wisconsin grains.  We have identified a number of elevators as potential sources of corn in Wisconsin and discussions are in progress for future corn delivery.  We have no contracts, agreements or understandings with any grain producers in the area, although we anticipate procuring corn from these sources.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem.  In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant.  However, there is no assurance that we will be able to purchase grain for these prices.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.   The price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Currently, local corn prices are approximately $2.90 per bushel.  Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for their ethanol.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.  We have determined that the average price for corn over the last ten years in our corn supply area has been $2.27 per bushel.

We intend to hire a commodities manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through the grain elevators.  The commodities manager will coordinate corn deliveries between the railroad and the participating elevators.  Alternatively, we may contract with a third party, such as a grain elevator, to originate or source our grain.  We intend to buy as much grain as possible from local producers, members as well as non-members, and from local elevators.  We may purchase additional grain from outside of our trade area as need and price dictates.

Due to fluctuations in the price of corn, we intend to utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing.  We anticipate that most of our grain will be acquired in this manner.  We intend to do this to help guard against price movements that often occur in corn markets.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers dried grains.  Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control.  We may incur such costs and they may be significant.

Utilities

The plant will require a significant and uninterrupted supply of electricity, natural gas and water to operate.

Natural Gas

To access sufficient supplies of natural gas to operate the plant, a connection to a distribution pipeline located underground at our site will be required.  A pipeline owned by Alliant Energy is approximately one and one-half mile from our plant location and connects 3.5 miles away to an interstate pipeline owned by ANR.  We anticipate that natural gas will be procured from one or more suppliers.  We are in the process of negotiating with a natural gas supplier but have not yet entered into any agreements for our natural gas supply.  We will need to construct a pipeline at our plant site to link to the Alliant Energy pipeline.  We are currently negotiating with Alliant Energy with respect to the construction, ownership and operation of this pipeline.  We have not yet entered into any agreements for the construction and operation of the connecting pipeline.  The pipeline will be connected into a long-haul transportation pipeline to transport natural gas from various production areas, such as the Gulf of Mexico, Canada, Mid-Continent, etc.  We have engaged U.S. Energy Services to provide natural gas management services including assistance with negotiation of our natural gas supply and transportation.

Electricity

In October 2003, we entered into an agreement with Adams-Columbia Electric Cooperative for the provision of all electrical energy required by the plant.  We will purchase electricity at the Cooperative’s power supply rates then in effect, which will be applied to our metered usage.  In addition, we expect to pay a monthly charge of $700 plus a monthly facility surcharge for the substation and monthly distribution costs of $3,358.  The Cooperative will install, own and operate a substation at our plant site to facilitate electrical distribution to our plant.  The estimated cost of these facilities is $725,000.  Under the agreement, we are required to make a non-refundable payment of $253,750 in aid of construction for the facilities the Cooperative will install for our benefit.  The aid to construction payment will be invoiced to us as the Cooperative makes construction commitments for our plant site.  At December 31, 2003, our aid in construction payment totaled $60,000.  This payment may be adjusted if there is a change in the scope of the facilities installed by the Cooperative.  The agreement is for a period of 3 years commencing from the date electric service is first provided.  At each anniversary date of the first date service is provided, the agreement is automatically extended for another 3 year period unless either party gives written notice of intent not to extend.

Water

We will require a significant supply of water.  Water requirements for a 40 million gallon per year plant are approximately 307 gallons per minute.  That is approximately 442,787 gallons per day.  In the Friesland area, approximately 650 feet of hydraulic head are available in the aquifer under the plant site according to the Wisconsin Geological and Natural History Survey (1978).  This means the aquifer could sustain wells capable of yielding 1,000 gallons per minute.  We have drilled one 500 gallon per minute well at our plant site and we are in the process of drilling an additional 500 gallon per minute well at the site to ensure adequate water supply.

Dependence on One or a Few Major Customers

As discussed above, we intend to enter into marketing agreements for the purposes of marketing and distributing our ethanol and distillers grains.  We will rely on these marketing agents for the sale and distribution of all of our products.  Therefore, we will be highly dependent on these marketing agents for the successful marketing of our products.

Design-Build Contract

On October 8, 2003, we executed a design-build contract with Fagen, Inc., under which Fagen, Inc., will serve as our design-builder of the ethanol plant.  We expect to complete construction of the proposed plant and commence operations in April 2005, assuming constant availability of supplies and labor and assuming reasonable weather conditions.  Fagen, Inc., is currently serving as the design-builder for approximately nine other ethanol plants.  Fagen, Inc.’s involvement with other ethanol projects may delay the progress of construction on our ethanol plant and commencement of plant operations.  Any delay in construction of our plant and/or commencement of plant operations could further delay our ability to generate revenue and distributions of any profits to our members.

Under the terms of the design-build contract, we will pay Fagen, Inc. $45,575,000 to design and construct the plant, subject to any change orders we approve.  All drawings, specifications and other construction related documents will belong to Fagen, Inc.  We have a limited license to use such drawings, specifications and related documents in connection with our occupancy of the plant.  If the contract is terminated by us without cause or by Fagen, Inc. for cause, such as failure to pay undisputed amounts when due, we are required to pay Fagen, Inc. a fee of $1,000,000 if we resume construction of the plant through our own employees or third parties.

We make payments to Fagen, Inc. on a progress billing basis, based upon monthly applications for payment submitted to us by Fagen, Inc. for all work performed as of the date of the application.  We retain 10% of the amount submitted in each application for payment.  When at least 50% of the work has been completed, we are required to pay the full amount of each application for payment.  When the plant is substantially completed and Fagen, Inc., has met the performance guarantee criteria, we will pay Fagen, Inc. all amounts we have retained less an amount for any incomplete items still remaining.  If we do not pay all due and unpaid amounts within five days after the due date, we will be charged interest at a rate of approximately 18% per year.

Duties Under the Design-Build Contract

Under the terms of the design-build contract, Fagen, Inc. is responsible for the following:

•                  Providing all necessary design services, such as architectural, engineering and other professional design services, consistent with applicable law and provided by licensed design professionals either employed by Fagen, Inc. or qualified independent licensed design consultants;

•                  Providing to us a warranty that the work performed for us is of good quality, conforms to all contract and construction documents, and is free of defect in materials and workmanship;

•                  For a period of one year after substantial completion, correcting any defects in materials and workmanship and commencing correction of defects within seven days of receipt of notice from us that the work performed was defective; and

•                  Indemnifying, defending and holding us, our officers, directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney’s fees and expenses, for any bodily injury, sickness, death or damage or destruction of property if such arises from the negligent acts or omissions of Fagen, Inc., its consultants, agents or employees.

Under the terms of the design-build contract, we are responsible for the following:

•                  Providing the plant site and site preparation, electricity, natural gas, water, roads, railroad access, certain maintenance power and equipment and an administration building;

•                  Obtaining and maintaining liability insurance to protect us from any claim that may arise from performance of our responsibilities;

•                  Obtaining and maintaining property insurance for the full insurable value of the plant, including professional fees, overtime premiums and all other expenses incurred to replace or repair the ethanol plant; and

•                  Indemnifying, defending and holding Fagen, Inc., its officers, directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney’s fees and expenses, for any bodily injury, sickness, death or damage or destruction of property due to the negligent act or omission of ourselves, our officers, directors, employees, or any separate contractors we hire.

Fagen, Inc. has the right to stop or postpone work and to reasonably adjust the time completion of the plant and the contract price if any of the following occurs:

•                  We do not provide reasonable evidence indicating that we have adequate funds to fulfill all our contractual obligations or do not pay amounts properly due according to the progress payments, and we do not cure within seven days after we receive notice from Fagen, Inc. and work on the plant has stopped;

•                  Any acts, omissions, conditions, events or circumstances beyond its control, if the act or omission was not caused by Fagen, Inc. or anyone for whom they are responsible.  If Fagen, Inc.’s delay in performance is caused by us or those under our control, then the contract price may be appropriately adjusted;

•                  The presence of any hazardous conditions at the construction site.  Upon receiving notice of a hazardous condition, we must immediately proceed to correct the condition.  After the condition is corrected and our experts provide written certification that the hazardous condition has been corrected and all necessary governmental approvals have been obtained, Fagen, Inc. should resume work in the effected area.  Fagen, Inc. may be entitled to an adjustment in price and time for completion of the plant if its price and time for performance has been adversely affected by the hazardous condition;

•                  Differing conditions at the site.  If concealed physical conditions at the site materially differ from those indicated in the contact or from the conditions ordinarily encountered, Fagen, Inc. must provide us with prompt notice of the condition.  Fagen, Inc. may be entitled to an adjustment in the contract time and price to the extent that its cost or time of performance are adversely impacted by the differing site condition;

•                  Work on the plant has stopped for 60 consecutive days, or more than 90 days total, because of any order from us or a court or governmental authority, so long as such stoppage is not because of any act or omission of Fagen, Inc. or because we failed to provide Fagen, Inc. with information, permits or approvals for which we will be responsible.  Fagen, Inc. may terminate the design-build contract if we do not begin to correct the above within seven days after receipt of Fagen, Inc.’s termination notice.

We have the right to terminate the design-build contract for any reason; but if our termination is without cause, then we are required to provide Fagen, Inc. with 10 days prior written notice.  In addition, we are required to pay Fagen, Inc. for the following:

•                  All work completed and any proven loss, cost or expense incurred in connection with such work;

•                  Reasonable costs and expenses attributable to the termination, including demobilization costs and amounts due to settle terminated contracts with subcontractors and consultants; and

•                  Overhead and profit in the amount of 15% of the sum of the above payments.

There is no assurance that defects in materials and/or workmanship in the plant will not occur.  Under the terms of the design-build contract, Fagen, Inc. warrants that the material and equipment furnished to build the plant is new, of good quality, and free from material defects in material or workmanship at the time of delivery.  Though the design-build contract requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur.  Such defects could cause us to delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, to halt or discontinue the plant’s operation.  Any such event may have a material adverse effect on our operations, cash flows and financial performance.

Limitation of Consequential Damages and Early Completion Bonus

The design-build contract provides that we may be entitled to receive  liquidated damages in the event Fagen, Inc. fails to substantially complete the plant within 30 to 90 days after the scheduled substantial completion date.  The design-build contract provides for liquidated damages in lieu of consequential damagesfor any losses we may incur such as loss of use, profits, business, reputation or financing..  Under the terms of the design-build contract, the scheduled substantial completion date is April 21, 2005.  If Fagen, Inc., fails to substantially complete the plant within 30 to 90 days from the substantial completion date, Fagen, Inc., will pay us liquidated damages for each day that substantial completion remains outstanding.  If the plant is substantially completed prior to the substantial completion date of April 21, 2005, we will pay Fagen, Inc., an early performance bonus for each day that substantial completion is achieved prior to April 21, 2005.

Insurance Requirements

We have obtained and must maintain liability, property and casualty and other policies of insurance during the period of construction of the plant and once plant operations commence.   Any failure by us to maintain adequate insurance, with adequate policy limits and/or self-retention limits, may have a material adverse effect on our operations, cash flows and financial performance.

Site Grading Contract

On October 23, 2003, we entered into a site work grading contract with Iverson & Son’s LLC.  Under this contract, Iverson & Son’s, LLC, will provide Phase I Civil and site work grading at our plant site for a total contract price of $570,710.  At December 31, 2003, we had incurred costs of $328,378 under this contract.

Effect of Governmental Regulation

Ethanol has important applications, primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is heavily dependent, however, on several economic incentives to produce ethanol, including federal ethanol supports.

Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. Increasingly stricter EPA regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards, which could increase the demand for ethanol.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline. The exemption for a 10% ethanol blend is the equivalent of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol. Under current legislation, the federal gasoline tax is $0.184 per gallon and the tax on a 10% ethanol blend is $0.132 per gallon, providing a $0.052 difference. The exemption will gradually drop to 5.1 cents in 2005. This federal tax exemption is scheduled to expire in 2007.

Congress is currently considering amending the present excise tax structure described above (S. 1548 and H.R. 3971).  Currently, ethanol-blended fuel is taxed at a lower rate than regular gasoline (5.2 cents on a 10% blend).  If enacted, the existing ethanol excise tax exemption would be eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected and allocated to the highway trust fund.  This would add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the current exemption, the bill creates a new volumetric ethanol excise tax credit (VEETC) of 5.2 cents per gallon of ethanol blended.  Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC may allow greater refinery flexibility in blending ethanol because the new system is applicable to the volume of ethanol used and it eliminates the volume limitations that are currently in place.

A bill (S. 791, 108th Cong.) including provisions known as the Renewable Fuels Standard has been introduced in the United States Senate.  It would revise the current method in which fuel ethanol use is required.  The proposed legislation would determine the specific volume of ethanol to be used in gasoline on a nationwide basis.  The anticipated volumes would begin in the year 2004 at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons in 2012.  However, consideration of the bill has been postponed indefinitely.

The ethanol industry and our business will depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to produce and sell our ethanol.

Costs and Effects of Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulations and we will be required to obtain a number of environmental permits to construct and operate the plant.  In the fall of 2003, we received an air pollution construction permit, a pollutant discharge elimination system general permit, a storm water discharge permit and water withdrawal permit.  We still need to obtain an alcohol fuel producer’s permit, which we anticipate receiving shortly prior to commencement of operations.  In addition, we will be required to complete a spill prevention control and countermeasures plan prior to commencement of plant operations.  We anticipate incurring costs and expenses of approximately $240,000 in complying with environmental laws, including the cost of obtaining permits.  Even if we are successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We have engaged RMT, Inc., of Madison, Wisconsin to provide environmental consulting, engineering and analytical services in connection with the construction and operation of our plant.  At December 31, 2003, we had paid approximately $200,000 for services under the agreement.

We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Wisconsin’s environmental administrators.  Wisconsin and EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

Employees

We currently have one full-time employee and one part-time employee.  In November 2003 we engaged Wave Zeal, Ltd., as an independent contractor to provide consulting services in connection with plant construction and start-up operations.  Upon completion of the ethanol plant, we intend to hire approximately 34 additional full-time employees.  We have entered into an employee recruiting agreement with Richard A. Johnson of Bloomington, Minnesota.  For each employee recruited by Mr. Johnson, we will pay a fee of 20% of the recruited employee’s first year’s salary.

ITEM 2.                                                     DESCRIPTION OF PROPERTY.

The ethanol plant is being constructed on an undeveloped 115-acre site located on state highway 33 and two miles east of state highway 73.  The plant’s address is W1231 Tessman Road, Cambria, Wisconsin 53923.

We obtained two real estate options for potential plant sites.  We purchased one option from Doug and Heather Tessmann for a price of $10,000.  The Tessmann option granted us the right to purchase 115 acres with buildings for $8,395 per acre for a total purchase price of $1,000,000.  Doug and Heather Tessmann are not affiliated with the Company, our officers or directors.  On September 22, 2003, we gave notice of our intent to exercise the option to purchase the 115-acre parcel.  On October 16, 2003, we closed on part of the Tessmann parcel by purchasing 105 acres, excluding buildings, of the 115-acre parcel.  At this closing, we paid a purchase price of $700,000 and applied our $10,000 deposit for a cash purchase price of $690,000.  We expect to close on the remaining 10 acres, including the buildings, sometime in June 2004.  We will pay the balance of the purchase price, which is $300,000, at that closing.

We located the Tessmann parcel with the assistance of a buyer’s agent, RW Wisconsin Real Estate, Inc., which was paid a fee of 2% of the total purchase price or $20,000 when we closed on the real estate transaction.  The agent of RW Wisconsin Real Estate, Inc., is John F. Roche, who is the uncle of our President, Kevin M. Roche.

We had also purchased a real estate option on a different potential plant site from Jung Seed Genetics for a price of $3,000.  This option grants us the right to purchase 59 acres at a price of $4,000 per acre for a total purchase price of $236,000.  The option expires on March 31, 2004 and we intend to let it expire since we have exercised the Tessmann option and plant construction has been started on that parcel.

Subsequent to the period covered by this report, we executed a mortgage in favor of AgStar Financial Services, PCA, creating a first lien on our real estate and the construction-in-process and a security interest in all personal property located on our property.  The mortgage and security interest secure the construction loan of $33,024,200, which was executed simultaneous to the mortgage.  Upon completion of construction, the construction loan of $33,024,200 will be converted into a term loan equal to the lesser of $29,024,200 or 55% of the total project cost and a revolving line of credit of $4,000,000.

ITEM 3.                                                     LEGAL PROCEEDINGS.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                                                     MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

There is no public trading market for our membership units.  At March 18, 2004, there are approximately 870 holders of our units.

Distributions are payable at the discretion of our board of directors, subject to the provisions of the Wisconsin Limited Liability Company Act and our operating agreement.  The board has no obligation to distribute profits, if any to members.  We have not declared or paid any distributions on our units.  In addition, distributions are restricted by certain loan covenants in our construction loan and revolving credit financing agreements.

The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-92188) effective on May 14, 2003.  We commenced our public offering shortly thereafter.

The following is a breakdown of the membership units registered and sold in the offering:

Amount Registered	Aggregate price of the amount registered	Amount Sold	Aggregate price of the amount sold to date(1)
27,500	$27,500,000	25,810	$25,810,000

(1)          As of March 18, 2004.

As of March 18, 2004, we have sold 25,810 units in the registered offering and have received aggregate offering proceeds of $25,810,000.  We sold the Units without the assistance of an underwriter.  The offering remains open and we are continuing the sale of our Units.  The offering expiration date is May 14, 2004.

On October 15, 2003, we released funds from escrow because we had raised equity in excess of the minimum of $19,250,000 and had received a written debt financing commitment sufficient to carry out our business plan.  As of October 15, 2003, we had received subscriptions for 23,275 Units for subscription proceeds of $23,275,000.  Upon release of funds from escrow, we issued 23,275 Units to our members.  At December 31, 2003, we had sold a total of 24,325 Units for aggregate offering proceeds of $24,325,000.  At December 31, 2003, we had offering expenses of $354,523, which we netted against the aggregate subscription proceeds.  No offering expenses were paid to related parties.  Our net offering proceeds at December 31, 2003, are $23,970,477.

The following table describes our use of our net offering proceeds as of December 31, 2003:

TOTAL PLANT CONSTRUCTION COST:	$2,912,132
LAND AND SITE DEVELOPMENT	$710,000
OTHER COSTS(1)	220,410
PAY-OFF LINE OF CREDIT	$232,494
PROFESSIONAL FEES	$145,100
TOTAL	$4,220,136

(1)  Other costs consist of organizational cost, directors’ fees, project coordinator fees and other general and administrative costs.  No single expenditure in any of the foregoing cost categories exceeded $100,000.

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS.

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements, in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland, Wisconsin.  We expect that the project will cost approximately $59.3 million.

We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2, which was declared effective on May 14, 2003.  The offering is for a minimum of 19,250 units and a maximum of 27,500 units at a purchase price of $1,000 per unit.  Our equity drive began on June 1, 2003. On October 15, 2003, we released funds from escrow based upon deposits of subscription proceeds in excess of $19,250,000 and our receipt of a written debt financing commitment consisting of a term loan of $32,462,500 from AgStar Financial Services, PCA.

At December 31, 2003, we had sold 24,325 Units for aggregate offering proceeds of $24,325,000.  Subsequent to December 31, 2003, we have sold an additional 1,485 Units for additional offering proceeds of $1,485,000.  The offering remains open and we are continuing the sale of our Units.  If we are successful in selling the maximum number of Units, which is 27,500, we will terminate the offering and stop selling Units.  Even if we do not sell the maximum number of Units, we may terminate the offering at any time prior to the offering expiration date of May 14, 2004.  There is no assurance that we will be able to sell the maximum number of Units.

We expect that it will take approximately 14 to 16 months from the date we gave Fagen, Inc., notice to proceed which occurred in December 2003, to construct the ethanol plant and commence start-up operations.   Our anticipated date of substantial completion is currently April 2005.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months constructing the ethanol plant and commencing start-up operations. We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs. The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our design-builder, prime subcontractor and financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled “Risk Factors.”

TOTAL PLANT CONSTRUCTION COST:	$45,575,000
LAND AND SITE DEVELOPMENT	$5,900,000
CONSTRUCTION CONTINGENCY	$600,000
CONSTRUCTION INSURANCE	$100,000
PERMITS	$240,000
OFFERING EXPENSES	$256,000
CAPITALIZED INTEREST	$800,000
ORGANIZATIONAL COSTS	$569,000
FINANCING COSTS	$430,000
START-UP COSTS:
Pre-production period costs	$660,000
Inventory - Corn	$960,000
Inventory - Chemicals, Yeast, Denaturant	$200,000
Inventory - Ethanol and Distillers Dried Grains	$750,000
Spare Parts	$260,000
Working Capital	$2,025,000
TOTAL	$59,325,000

We expect the total funding required for the plant to be $59,325,000, which includes $45,575,000 to build the plant and $13,750,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.  The total project cost has increased by $275,000 from $59,050,000 to $59,325,000.  The increase of $275,000 includes the cost of installing a recuperative thermal oxidizer rather than a standard thermal oxidizer.  The recuperative thermal oxidizer will allow us to operate at maximum capacity while continuing to satisfy certain emissions standards.

We estimate that we will need approximately $45,575,000 to construct the plant and a total of approximately $59,325,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  Based upon offering proceeds as of March 18, 2004, of $25,810,000, the senior credit facility of $33,024,200 and grant financing of $800,000, we will have approximately $59,634,200 of capital available, which means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.  Our offering remains open and we are continuing the sale of our Units, which means we may have additional capital available from these Unit sales.  There is no assurance, however, that we will be able to sell additional Units.

In October 2003 we began site grading and dirt work at the plant site.  Construction began in November 2003.  As of the date of this report, construction of the facility is progressing according to schedule.  Phase I of the construction process consisting of site grading, concrete and dirt work have been completed.  Phase II of the construction process has been started.  Phase II work includes installation of the utilities infrastructure, including the water distribution system.    We anticipate that construction will continue on schedule barring any unforeseen delays resulting from weather conditions or other events.

We are discussing the terms and conditions of an ethanol marketing agreement with a potential ethanol re-distributor.  We anticipate entering into an ethanol marketing agreement prior to substantial completion of construction of the ethanol plant.  We are also discussing the terms and conditions of a distillers grains marketing agreement with potential distillers grains marketing firms.  We anticipate entering into a distillers grains marketing agreement prior to substantial completion of plant construction.

We expect to identify a risk management services firm and begin negotiating a risk management services agreement that will be executed prior to substantial completion of plant construction.  The purpose of the risk management services agreement will be to achieve price protection for our corn and natural gas supplies.

Employees

Upon completion of the ethanol plant, we intend to hire approximately 34 full-time employees. Approximately eleven of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	14
TOTAL	34

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of $20,150,071 and total assets of $29,162,359.  As of October 15, 2003, when we issued units in the offering, we netted deferred offering costs of $354,523 against the subscription proceeds received.  We raised a total of $602,500 in seed capital, which we have used to fund our organization and operation to date.  As of December 31, 2003, we had current liabilities of $5,449,642, which consists primarily of our construction accounts payable.  Since our inception through December 31, 2003, we have an accumulated deficit of $803,964.  Total members’ equity as of December 31, 2003 was $23,710,419.  Since our inception, we have generated no revenue from operations.

Subsequent to the period covered by this report, we entered into a senior credit facility consisting of a $33,024,200 single construction loan with AgStar Financial Services, PCA.  We had previously received a debt financing commitment from AgStar Financial Services, PCA for a term loan of $32,462,500.  Subsequent to our receipt of the debt financing commitment, we negotiated the final terms of the senior credit facility and executed debt financing agreements for the single construction loan of $33,024,200.  The credit facility is secured by substantially all of our assets. During construction, which is expected to be for a period of up to 16 months, we will make interest only payments on the principal balance of $33,024,200 at an interest rate equal to the one-month LIBOR (the London Interbank Offered Rate) plus 3.75%.  This interest rate may be adjusted downward depending on the level of owners’ equity as reported in our monthly financial statements.  If owners’ equity is between 50% and 54.99%, the interest rate will be at the monthly LIBOR plus 3.25%.  If owners’ equity exceeds 55%, the interest rate will be equal to the monthly LIBOR plus 2.75%.

When the ethanol plant is complete and operating, the construction loan will be converted into two loans.  The first will be a term loan equal to the lesser of $29,024,200 or 55% of the total project cost. The second will be a $4,000,000 revolving loan.  The term loan of $29,024,200 or 55% of total project cost is for five years with a ten-year amortization.  Payments on the converted term loan will be paid in monthly installments including principal and interest.  Interest on the converted term loan will be at a rate equal to the monthly LIBOR plus 3.75%.  This interest rate may be adjusted downward in exactly the manner as the interest rate on our construction loan, depending on our level of owners’ equity as reported in our monthly financial statements.  Interest on the revolving loan will accrue at a rate equal to the monthly LIBOR plus 3.75%.  However, this interest rate may be adjusted downward in exactly the same manner as the interest rate on our construction loan, depending on our level of owners’ equity.

The construction loan, converted term loan and line of credit agreements contain restrictions and financial covenants to which the Company will be subject during the term of the agreements.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

On October 29, 2003, we received a Community Development Block Grant of $271,000 to be used for infrastructure improvements.  Subsequent to the period covered by this report, we received a Value-Added Agricultural Product Market Development Grant of $450,000 from the USDA, which is a matching grant to be used for start-up costs.  We also received, subsequent to the period covered by this report, a Transportation Economic Assistance grant of $160,000 to be used for transportation improvements.

We will be applying for a grant from the USDA’s Commodity Credit Corporation. Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. No eligible producer may receive more than $7.5 million under the program. Because we expect to be an eligible producer and to annually utilize 15 million bushels of corn in the increased production of ethanol, we expect to potentially receive the maximum award of $7.5 million. However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.   In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  We expect to be eligible to receive an award under the program only once during the life of our project.  However, to the extent that our start-up period covers more than one fiscal year of the U.S. government, we may apply twice and receive more than one award under the program.  The Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.  If our ethanol plant is not operational by the expiration of the CCC program or has not had substantial operations, we may not be eligible for the grants or may receive a reduced amount.

The following schedule sets forth our estimated sources as of the date of this report.    This schedule could change in the future depending on whether we receive additional offering proceeds and grants.

Source of Funds	25,810 Units Sold(1)	Percent of Total
Offering Proceeds	$25,810,000	43.28%
Term Debt	$33,024,200	55.38%
Grants	$800,000	1.34%

Total Sources of Funds	$59,634,200	100.00%

(1)  As of March 18, 2004.

Upon execution of the written debt financing agreements for the senior credit facility described above, and in accordance with the terms of our consulting agreement with Value Add Ventures, LLC, we paid Value Add Ventures, LLC, a one-time bonus of $75,000.  Value Add Ventures, LLC, is not affiliated with us, our directors or officers.

We previously obtained an operating line of credit in the amount of $320,000, which was guaranteed by members of our board of directors and their spouses.  Borrowings against this line accrue interest at the floating one-month

LIBOR rate plus 3%.  The line expires in May 2004.  At December 31, 2003, there were no outstanding borrowings against this line of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.  The Company has purchase commitments as described in Note 9 to our Financial Statements.

ITEM 7.                                                     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

United Wisconsin Grain Producers, LLC

Friesland, Wisconsin

We have audited the accompanying balance sheets of United Wisconsin Grain Producers, LLC (a development stage company), as of December 31, 2003 and 2002, and the related statements of operations, changes in members' equity, and cash flows for the years ended December 31, 2003 and 2002, and from inception (November 2, 2001) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Wisconsin Grain Producers, LLC,  (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/	Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

February 18, 2004

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Balance Sheets

ASSETS	December 31, 2003	December 31, 2002

Current Assets
Cash and cash equivalents	$20,150,071	$163,779
Prepaid expenses	5,101	8,125
Total current assets	20,155,172	171,904

Property, Plant and Equipment
Land	719,748	—
Office equipment	6,871	1,240
Construction in Process	8,183,681	—
Total property and equipment	8,910,300	1,240
Less accumulated depreciation	(1,113)	(41)
Net property and equipment	8,909,187	1,199

Other Assets
Deposits on land	3,000	13,000
Deferred offering costs	—	165,134
Debt issuance costs	95,000	—
Total other assets	98,000	178,134

Total Assets	$29,162,359	$351,237

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	December 31, 2003	December 31, 2002

Current Liabilities
Current maturities of long-term debt	$1,700	$—
Accounts payable	152,184	74,171
Construction accounts payable	5,271,549	—
Accrued liabilities	9,209	—
Other payables	15,000	15,000
Total current liabilities	5,449,642	89,171

Commitments and Contingencies

Long-Term Debt, less current maturities	2,298	—

Members’ Equity
Member contributions, net of costs related to capital contributions	24,514,383	543,905
Deficit accumulated during development stage	(803,964)	(281,839)
Total members’ equity	23,710,419	262,066

Total Liabilities and Members’ Equity	$29,162,359	$351,237

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2003	Year Ended December 31, 2002	From Inception (November 2, 2001) to December 31, 2003

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	54,222	36,455	100,473
Organization costs	20,547	20,166	59,271
Consulting and professional fees	171,613	177,161	348,774
Administrative	319,307	36,068	359,986
Totals	565,689	269,850	868,504

Operating Loss	(565,689)	(269,850)	(868,504)

Other Income (Expense)
Interest income	41,670	4,200	45,870
Interest expense	(3,005)	—	(3,005)
Miscellaneous	4,900	10,775	21,675
Total other income	43,565	14,975	64,540

Net Loss	$(522,124)	$(254,875)	$(803,964)

Net Loss Per Unit (3,071, 1,398 and 3,698 weighted average units outstanding, respectively)	$(170.02)	$(182.31)	$(217.41)

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Statement of Changes in Members’ Equity

Balance - November 2, 2001	$—

Initial capital contributions, December 4, 2001 for 235 membership units at $500 per unit	117,500

Net loss for the period from November 2, 2001 (Date of Inception) through December 31, 2001	(26,964)

Balance - December 31, 2001	90,536

Capital contributions, January 4, 2002 for 485 membership units at $1,000 per unit	485,000

Costs related to capital contributions	(23,595)

Membership unit redemption, October 16, 2002 of 160 membership units at $218.75 per unit	(35,000)

Net loss for the year ended December 31, 2002	(254,875)

Balance - December 31, 2002	262,066

Capital contributions, October through December 2003 for 24,325 membership units at $1,000 per unit	24,325,000

Costs related to capital contributions	(354,523)

Net loss for the year ended December 31, 2003	(522,124)

Balance - December 31, 2003	$23,710,419

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2003	Year Ended December 31, 2002	From Inception (November 2, 2001) to December 31, 2003
Cash Flows from Operating Activities
Net loss	$(522,124)	$(254,875)	$(803,964)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,072	41	1,113
Prepaid expenses	3,024	(8,125)	(5,101)
Other payable	—	(2,000)	—
Accounts payable	27,470	47,378	77,184
Accrued liabilities	9,209	—	9,209
Net cash used in operating activities	(481,349)	(217,581)	(721,559)

Cash Flows from Investing Activities
Land	(709,748)	—	(709,748)
Capital expenditures	—	(1,240)	(1,240)
Capital expenditures for construction in process	(2,912,132)	—	(2,912,132)
Deposits on land	—	(9,400)	(13,000)
Net cash used in investing activities	(3,621,880)	(10,640)	(3,636,120)

Cash Flows from Financing Activities
Member contributions	24,325,000	485,000	24,927,500
Payments for long term debt	(1,633)	—	(1,633)
Payments for debt issuance costs	(20,000)	—	(20,000)
Payments for costs of raising capital	(213,846)	(145,756)	(378,117)
Payments for membership unit redemption	—	(20,000)	(20,000)
Net cash provided by financing activities	24,089,521	319,244	24,507,750

Net Increase in Cash	19,986,292	91,023	20,150,071
Cash and cash equivalents- Beginning of Period	163,779	72,756	—
Cash and cash equivalents- End of Period	$20,150,071	$163,779	$20,150,071

- Continued -

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development State Company)

Statements of Cash Flows

	Year Ended December 31, 2003	Year Ended December 31, 2002	From Inception (November 2, 2001) to December 31, 2003

Supplemental Cash Flow Information

Cash paid during the year for: Interest	$3,005	$—	$3,005

Noncash Investing and Financing Activities

Deferred offering costs in accounts payable	$—	$24,457	$—

Capital expenditures funded by long-term debt	$5,631	$—	$5,631

Membership units redeemed through issuance of other payable	$—	$15,000	$15,000

Construction in progress in accounts payable	$5,271,549	$—	$5,271,549

Debt issuance costs in accounts payable	$75,000	$—	$75,000

Deposits applied for purchased land	$10,000	$—	$10,000

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2003 and 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant to be located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains and carbon dioxide as co-products of ethanol production.  The Company began construction of its ethanol plant in November 2003.  As of December 31, 2003, the Company is in the development stage with its efforts principally devoted to construction activities.

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

In 2002, significant estimates included the deferral of expenditures for land development and offering costs which were dependent upon successful financing and project development, as discussed below.  It was at least reasonably possible that these estimates could change in the near term.  There are no significant estimates in the 2003 financial statements.

Cash and Cash Equivalents

At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC).  The Company considers all highly liquid investments with maturity of three months or less to be cash equivalent.  At December 31, 2003, cash and cash equivalents of $18,539,195 were not insured by the FDIC.  At December 31, 2002, all cash and cash equivalents were insured by the FDIC.

Property, Plant and Equipment

Property, plant and equipment is stated at the lower of cost or estimated fair value.  Depreciation is provided by use of the straight-line method over the estimated useful lives of 5 years for office equipment.  Depreciation expense for the years ended December 31, 2003 and 2002 was $1,072 and $41, respectively.  Costs relating to the construction of the Company’s ethanol plant are capitalized and included in construction in progress.  Upon placing the ethanol plant in service, the Company will begin to depreciated the costs related to the construction of the ethanol plant over their estimated useful lives.  The present value of the capital lease is classified as long-term debt and the related asset is included in property, plant, and equipment.  Amortization of equipment under capital lease is included in depreciation expense.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents approximates its carrying value.  It is not currently practicable to estimate the fair value of long-term debt since this agreement contains unique terms, conditions, and restrictions, which were negotiated at arm’s length.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2003 and 2002

Deposits on Land

Prior to 2003, the Company made deposits on land options for 59 and 115 acres for its facility. Upon the purchase of these parcels, the deposits will be applied to the payment of $236,000 and $1,000,000, respectively.  These costs have been stated at the lower of cost or estimated fair value.  During September 30, 2003, the Company exercised its option to purchase the 115 acre parcel.  At December 31, 2003, the total of all deposits on land is $3,000 and relates solely to the 59 acre land option, which expires on March 31, 2004.  As of December 31, 2003, it has not been exercised.  If this option expires or management does not intend to execute the option, the deposit will be written off when such a determination is made.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity units occurs, these costs are netted against the proceeds received; or if the financing does not occur, they are expensed.  The initial issuance of new equity occurred October 15, 2003 and total costs of $354,523 were transferred to cost of raising capital and charged against members’ equity.

Debt issuance costs

Costs relating to obtaining the Company’s debt financing have been capitalized as incurred.  Upon the conversion of the Company’s construction line of credit to a term note, the Company will begin to amortize the debt issuance costs using the effective interest rate method.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2003 and 2002

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

In October through December 2003, the Company accepted subscription agreements from its equity offering drive of 24,325 units at $1,000 per unit.  At December 31, 2003 and 2002, the Company had 25,605 and 1,280 units outstanding, respectively.

The weighted average units and loss per unit computations have been adjusted retroactively to account for the aforementioned split.

3.  BANK FINANCING

In September 2003, the Company executed a revolving bank line of credit.  The new agreement permits the Company to borrow up to $320,000 at the floating one-month LIBOR rate of interest plus 3% and expires May 2004.  The line is secured by certain assets of the Company.  In addition, the line is guaranteed by members of the Board of Directors of the Company and their spouses.  As of December 31, 2003, there is no outstanding balance.

On October 15, 2003, the Company received a non-binding senior loan commitment from a financial institution.  This commitment is for a single construction loan for $32,462,500 and converts, within sixty days post construction upon certification of completion and attainment of the engineer’s production guarantee, into two loans with the first loan a $4 million revolving loan and the second with a $28,462,500 term loan.  The term of the loans is five years with a ten-year amortization.  The loan commitment offers a variable and fixed interest rate option.  The variable interest rate option has a variable base rate at the thirty-day LIBOR plus 375 basis points.  The construction period is 16 months from loan closing not to exceed 60 days from initial plant start-up.  The fixed rate quote option is subject to change weekly and is available at the conversion of the construction loan to the term loan.  The final term note can be segmented between a fixed portion and a variable portion.

The loan fees consist of underwriting fees, participation fee, and annual facility fee.  The underwriting fees are $100,000 of which $20,000 is due and was paid upon acceptance of the term sheet and $80,000 is due at loan closing.  There is a 75 basis point participation fee on the entire credit facility due at loan closing.  This fee will be shared pro rata with the senior debt participants.  There is an annual facility fee of $40,000 beginning at the conversion of the construction loan to the facility term note and upon each anniversary for five years.  If any of the senior debt is paid in its entirety, prepayment penalties of 3%, 2% and 1% will apply in the first, second and third year, respectively.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2003 and 2002

These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.  These loans would be secured by substantially all the Company’s assets.  The Company closed on these loans in February 2004.

4.  LONG TERM DEBT

In April 2003, the Company entered into a capital lease agreement for office equipment for $5,631 with accumulated depreciation at December 31, 2003 of $824.  The lease calls for thirty-six monthly payments of $160 including interest at 7%, maturing March 2006 and secured by equipment.

Long-term debt maturities are as follows:

Years Ending December 31,

2004	$1,700
2005	1,822
2006	476
$3,998

5.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units. The Company is authorized to issue up to 28,000 membership units.

The Company prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering is for up to 27,500 membership units at $1,000 per unit.  As of May 14, 2003, the Registration Statement was declared effective.  In October 2003, the Company had raised the minimum of $19,250,000 through the Offering as discussed in Note 2, obtained and accepted a written debt financing commitment through a lender as discussed in Note 3, and, as a result, accepted subscriptions for 23,275 units which were being held in escrow.  At December 31, 2003, the Offering is open, and the Company is accepting subscriptions for units as it receives the required subscription proceeds from the investor.  If the Offering is highly effective, the Company will have to obtain the approval of its members to issue units in excess of 28,000 units the Company is authorized to issue.

Income and losses are allocated to all members based upon their respective percentage units held.

6.  RELATED PARTY TRANSACTIONS

Through December 31, 2003, the Company had incurred $19,375 in project coordinator fees to three current members and one former member.  At December 31, 2002, $8,375 of these costs were included in accounts payable to three current members and one former member.  At December 31, 2003, there were no related accounts payable balance relating to these costs.

Through December 31, 2003, the Company has also incurred $91,806 in director fees and related expense, of which $29,401 is all included in accounts payable at December 31, 2003 to eight members.  At December 31, 2002, there were no related party accounts payable balances relating to these costs.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2003 and 2002

7.  GRANTS

In October 2003, the Wisconsin Department of Commerce approved a grant for $271,000 in funds to reimburse the Company for infrastructure costs.  At December 31, 2003, the Company had not incurred any costs associated with this grant.

In January 2004, the Company was approved for a matching grant from the United States Department of Agriculture for $450,000.

In February 2004, the Company was approved for a matching Transportation Economic Assistance grant from the Wisconsin Department of Transportation for $160,000.

8.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at December 31:

	2003	2002
Financial statement basis of total assets	$29,162,359	$351,237

Organizational and start-up costs capitalized	458,345	227,426
Syndication costs not deductible for tax purposes	506,501
Accumulated depreciation and amortization	(1,532)	(21)

Taxable income tax basis of total assets	$30,125,673	$578,642

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

9.  COMMITMENTS AND CONTINGENCIES

The Company has revised it estimate of total costs of the project from $59,050,000 to $59,325,000.  The Company anticipates funding the development of the ethanol plant by using approximately $800,000 of grants, the proceeds it raises through the close of the Offering, and utilizing debt financing for the remainder of the costs.

In February 2002, the Company executed a master environmental services agreement with an organization that will provide environmental consulting, engineering, and analytical services.  The Company will submit work authorization requests on a project-by-project basis.  As of December 31, 2003, the Company has incurred approximately $200,000 in costs related to this agreement that are included in professional fees.

In March 2002, the Company executed a contract with a railroad engineering firm in order to provide a conceptual, schematic railroad layout for their plant.  The estimated commitment for railroad engineering is approximately $12,500.  The actual amount that the Company incurred was $11,530.

In April 2002, the Company executed a consulting agreement with a firm that is engaged to assist the Company in its equity marketing efforts and securing debt financing.  The Company paid the consulting firm a maximum of $3,000 per month, until the Company was legally authorized to sell its member units, at which time the fees increased to a maximum of $6,000 per month.  Since the Company raised the necessary amount of equity and received a binding commitment from a prospective lender to provide the remaining financing, the Company is obligated to pay a one-time bonus of $75,000 to the consulting firm.  At December 31, 2003, the Company has incurred costs of $129,222 relating to this agreement, of which $75,000 is included in accounts payable which constitutes a significant portion (55%) of the accounts payable balance.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2003 and 2002

In November 2002, the Company executed a contract with an energy management organization in order to provide pipeline consulting services.  The estimated commitment for this agreement is approximately $24,000.  As of December 31, 2003 and 2002, the Company has incurred $8,000 and $2,000, respectively of these costs.

In March 2003, the Company executed a contract with an insurance consulting firm.  The estimated commitment for this agreement is $9,000.  As of December 31, 2003, the Company has incurred $9,000 of these costs.

The Company entered an agreement in March 2002, with a railroad engineering firm to complete a Preliminary Rail Design and the required documentation covering a Transportation Economic Assistance grant. The TEA grant may fund up to fifty percent of the project costs relating to transportation improvements. The estimated commitment for this agreement is approximately $64,400.  As of December 31, 2003, the Company has incurred $29,915 of these costs.  This grant was awarded to the Company as discussed in Note 7.

In January 2003, subsequently amended through July 2003, the Company executed a consulting agreement with a firm that is engaged to assist the Company in performing a Preliminary Road Design and assist with a Community Development Block Grant Application.  The estimated commitment for this agreement is $20,950.  As of December 31, 2003, the Company had incurred $20,987 of these costs.  This grant was awarded to the Company as discussed in Note 7.

In July 2003, the Company signed an agreement with an employee recruitment firm.  The Company will pay a fee based on a percentage of the first year of the employees’ salary.

In September 2003, the Company entered into an agreement with an architect firm to design an office facility.  The Company will pay a total of $8,891 for these services.  Optional services under the agreement are plumbing design, HVAC design and electrical design and could total an additional $6,900 in services.  The Company has incurred $10,331 in costs under this agreement.

The Company gave a notice of intent to exercise the option to purchase the 115 acres on September 22, 2003.  The closing will be done in two separate transactions. The real estate parcel excluding the existing buildings was closed on October 16, 2003 for $700,000.  The Company paid $690,000 in cash and applied a $10,000 deposit at the closing.  The ten acres with the existing buildings will be closed on between June 4, 2004 and June 30, 2004 for $300,000.

In October 2003, the Company entered into an agreement with an electric cooperative to provide electrical service.  The Company is required to make a non-refundable payment in aid of construction for the facilities the electrical cooperative will install for the benefit of the Company.  The amount of this aid of construction shall be $253,750, unless there are changes in the scope of the facilities and the amount may be adjusted accordingly.  As of December 31, 2003, the Company has made an aid of construction payment of $60,000.

In October 2003, the Company entered into an agreement with a contractor for work site grading.  Work site grade work began in October 2003.  The total amount to be paid for the work should approximate $570,710.  At December 31, 2003, $328,378 of cost has been incurred and is included in construction in process.

On October 8, 2003, the Company entered into an agreement with a related party, Fagen, Inc., to perform all design and construction services, provide all material, equipment, tools and labor, necessary to build a 40 million gallon dry grind ethanol plant for $45,575,000.  The design-build contract provides that the Company may be entitled to receive liquidated damages in the event Fagen, Inc. fails to substantially complete the plant within 30 to 90 days after the scheduled completion date.  These liquidated damages are in lieu of consequential damages for any losses we may incur, such as loss of use, profits, business, reputation, or financing.  If Fagen, Inc.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2003 and 2002

does not complete the plant within specified dates, they will pay the Company for each day that substantial completion remains outstanding.  If the plant is substantially completed 30 to 90 days prior to substantial completion date, the Company will pay Fagen, Inc. an early performance bonus for each day that substantial completion is achieved prior to specified date.  If the contract is terminated by the Company without cause or by Fagen, Inc. for cause, the Company is required to pay Fagen, Inc. a fee of $1,000,000 if the Company resumes construction of the plant through their own employees or third parties.  As of December 31, 2003, the Company has incurred $7,633,013 in costs related to this contract and $4,933,013 is included in construction accounts payable.

In October 2003, the Company entered into an agreement for storm water management.  The estimated cost of this work will be between $3,000 and $5,000.  As of December 31, 2003, the Company has incurred and paid $2,985 in costs under this agreement.

In October 2003, the Company entered into an agreement with an engineering firm for initial construction testing services.  The approximate cost is $16,290.  As of December 31, 2003, the Company has incurred and paid $9,915 of these costs.

In November 2003, the Company entered into an agreement for consulting services from November 17, 2003 to February 17, 2004.  Fees are to be $500 per day with a minimum of 18 days and a maximum of 22 days per month.  As of December 31, 2003, the Company has incurred and paid $12,675 of these costs.

In November 2003, the Company entered into an agreement to construct a well and pump.  The estimated cost of the project is $42,430.  The project was started and completed in January 2004.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 8A.                                            CONTROLS AND PROCEDURES.

Our management, including our President (the principal executive officer), Kevin M. Roche, and our Treasurer (the principal financial officer), Robert J. Miller, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

Identification of Directors, Executive Officers and Significant Employees

As of December 31, 2003, our Board of Directors consists of the following directors:

Kevin M. Roche, Chairman, President and Director – Age 36

Mr. Roche has served as Chairman, President and a director on the board of the Company since its inception.  For the past five years, Mr. Roche has operated a 4,000 acre corn, soybean and wheat farming operation in partnership with his father and brother.  He also owns and operates Roche Farms, Inc., which runs a 1,200 head cattle feeding operation.

Mr. Roche currently serves as the Company’s Chairman and President.  Mr. Roche is anticipated to continue serving as a director and in the offices of Chairman and President until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

William R. Herrmann, Vice Chairman, Vice President and Director – Age 61

Mr. Herrmann has served as Vice Chairman and Vice President since August 29, 2002 and as a director on the board of the Company since its inception.  For the past five years, Mr. Herrmann has operated a 1,500 acre crop farming enterprise.

Mr. Herrmann currently serves as the Company’s Vice Chairman and Vice President.  Mr. Herrmann is anticipated to continue serving as a director and in the offices of Vice Chairman and Vice President until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Robert Lange, Secretary and Director – Age 53

Mr. Lange has served as Secretary since August 29, 2002 and as a director on the board of the Company since its inception.  For the past five years, Mr. Lange has operated a cow/calf operation.  Prior to 2001, Mr. Lange operated a 1,500 head cattle feedlot and a 1,800 corn, soybean and wheat farm.

Mr. Lange currently serves as the Company’s Secretary.  Mr. Lange is anticipated to continue serving as a director and in the office of Secretary until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Robert J. Miller, Treasurer and Director – Age 51

Mr. Miller has served as Treasurer and a director on the board of the Company since its inception.  For the past five years, Mr. Miller has operated a 3,000 acre farming enterprise.

Mr. Miller currently serves as the Company’s Treasurer.  Mr. Miller is anticipated to continue serving as a director and in the office of Treasurer until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Carl T. Benck, Director – Age 43

Mr. Benck has served as a director on the board of the Company since its inception.  For the past five years, Mr. Benck has operated a 1,700 corn, soybean and wheat farm.

Mr. Benck is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Jerry H. Franz, Director – Age 69

Mr. Franz has served as a director on the board of the Company since its inception.  For the past five years, Mr. Franz has operated a Franz Family Farms, Inc., which runs a 1,800 acre corn, soybean and wheat farm.

Mr. Franz is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Cal Dalton, Director – Age 46

Mr. Dalton has served as a director on the board of the Company since its inception.  For the past five years, Mr. Dalton has operated a 2,100 acre corn, soybean, wheat and hay farm.

Mr. Dalton is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Berwyn G. Westra, Director – Age 58

Mr. Westra has served as a director on the board of the Company since its inception.  For the past five years, Mr. Westra has been an accountant with the firm of Westra, Tillema & O’Connor, CPAs, L.L.C., which he founded in 1987.

Mr. Westra is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Lawrence Lagowski, Director – Age 51

Mr. Lagowski has served as a director on the board of the Company since October 28, 2003 when he was appointed by the current board of directors to fill a vacant board seat.  For the past five years, Mr. Lagowski has served as Chief Financial Officer of Indeck Energy Services, Inc.

Mr. Lagowski is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Wayne Mitchell, Director – Age 48

Mr. Mitchell has served as a director on the board of the Company since October 28, 2003 when he was appointed by the current board of directors to fill a vacant board seat.  Mr. Mitchell is currently the Senior Vice President, Technology and Business Development for Fagen, Inc., and has been employed by Fagen, Inc., since June 2000.  Prior to joining Fagen, Inc., he served as Process Team Leader for Reilly Industries, Inc., where he directed multi-disciplinary teams engaged in chemical process research and development.  Mr. Mitchell serves as a director for two other publicly reporting companies.  He is a director on the boards of directors of Husker Ag, LLC, an ethanol plant in Plainview, Nebraska and Badger State Ethanol, LLC, an ethanol plant in Monroe, Wisconsin.

Mr. Mitchell is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

All successor directors will be elected to staggered terms as provided in our operating agreement.

Audit Committee Financial Expert

The Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee.  Berwyn G. Westra is our audit committee financial expert.  He is independent as defined by the NASDAQ rules.

Adoption of Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our President and principal executive officer, Kevin M. Roche, our Vice-President, William R. Herrmann, our Treasurer and principal financial officer, Robert J. Miller, and our Secretary, Robert Lange.  Each of these individuals signed an acknowledgment of his receipt of our code of ethics.  We are filing a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 to this report.

Identification of Audit Committee

The Company has an audit committee.  The members of the audit committee are the following directors: Berwyn G. Westra, Robert J. Miller and Lawrence Lagowski.

ITEM 10.               EXECUTIVE COMPENSATION.

In calendar year 2003, our President and Chief Executive Officer, Kevin M. Roche, received compensation of $14,288.  We reimburse our officers for expenses incurred relating to services rendered on the Company’s behalf.  We do not have any employment agreements with any officer or director.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

As of December 31, 2003, the following beneficial owners owned or held 5% or more of our outstanding units:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Membership Units	Fagen, Inc. 501 W. Highway 212 P.O. Box 159 Granite Falls, MN 56241	2,000 Units	7.82%
Membership Units	Indeck Energy Services, Inc. 600 North Grove Rd. Buffalo, IL 60089	2,000 Units	7.82%

Security Ownership of Management

As of December 31, 2003, members of our board of directors own units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Membership Units	Kevin Roche, Chairman, President and Director (1) N3432 Cty BB Columbus, WI 53925	152 Units	0.59%
Membership Units	William R. Herrmann, Vice Chairman, Vice President and Director W2553 Duborg Rd. Columbus, WI 53925	210 Units	0.82%
Membership Units	Robert J. Miller, Treasurer and Director (2) N 68 W 35460 Hwy K Oconomowoc, WI 53066	1,086 Units	4.24%
Membership Units	Robert Lange, Secretary and Director W11715 Behan Rd. Columbus, WI 53925	120 Units	0.47%
Membership Units	Carl T. Benck, Director W772 Hwy Z Fall River, WI 53932	70 Units	0.27%
Membership Units	Jerry H. Franz, Director N2775 Kroncke Rd. Poynette, WI 53955	135 Units	0.53%
Membership Units	Cal Dalton, Director 407 Lake St., P.O. Box 715 Pardeeville, WI 53954	200 Units	0.78%
Membership Units	Berwyn G. Westra, Director N8693 Cty FW Beaver Dam, WI 53916	125 Units	0.49%
Membership Units	Wayne Mitchell, Director 2001 Country Club Drive NE Willmar, MN 56201	10 Units	0.03%
TOTAL:		2,108 Units	8.22%

(1)          Kevin Roche owns and controls the Roche Family Fund, which owns 16 Units.  These 16 Units are included in Kevin Roche’s ownership total.

(2)          Robert J. Miller owns and controls L&NM Enterprises, LLC, which owns 500 Units.  These 500 Units are included in Robert J. Miller’s ownership total.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2003, we have engaged in the following transactions with related parties.

Fagen, Inc.

Fagen, Inc., beneficially owns 2,000 of our Units.  At December 31, 2003, we had 25,605 Units outstanding.  Fagen, Inc.’s ownership of 2,000 Units means that it owns a 7.82% membership interest in the Company.  We entered into a design-build contract with Fagen, Inc., for the purpose of providing design, development and construction services to us in connection with our ethanol plant.  Pursuant to the design-build contract, Fagen, Inc., has agreed to design, develop and construct a 40 million gallon per year ethanol plant for an amount not to exceed approximately $45,575,000, subject to change orders approved by us.  The amount we expect to pay Fagen, Inc., for construction of the ethanol plant is comparable to that of an arms-length transaction.

Indeck Energy Services, Inc.

Indeck Energy Services, Inc. beneficially owns 2,000 of our Units.  At December 31, 2003, we had 25,605 Units outstanding.  Indeck Energy Services, Inc.’s ownership of 2,000 Units meaning that it owns a 7.82% membership interest in the Company.  Indeck Energy Services, Inc., as a subcontractor under the design-build contract, is expected to provide us with a recuperative thermal oxidizer in connection with the development and construction of our ethanol plant.  We expect the recuperative thermal oxidizer to decrease our emission of any volatile organic compounds and ease our regulatory compliance.  The cost of the thermal oxidizer is estimated at $2,100,000 and is included in the design-build contract price of $45,575,000.  The amount we expect to pay Indeck Energy Services, Inc., for the recuperative thermal oxidizer for our ethanol plant is comparable to that of an arms-length transaction.

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K.

(a)           The following exhibits are included herein:

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
3.1	Articles of Organization of registrant. Filed as Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-92188) and incorporated by reference herein.

3.2	Operating Agreement of the registrant. Filed as Exhibit 3.2 to the registrant’s registrations statement on Form SB-2 (Commission File 333-92188) and incorporated by reference herein.

4.1	Form of Subscription Agreement of Registrant. File as Exhibit 4.1 to the Registrant’s registration statement on Form SB-2 (Commission File 333-92188) and incorporated by reference herein.

4.2	Form of Membership Unit Certificate. Filed as Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-92188) and incorporated by reference herein.

4.3	Escrow Agreement dated June 18, 2002. Filed as Exhibit 4.3 to the Registrant’s registration statement on Form SB-2 (Commission File 333-92188) and incorporated by reference herein.

10.1

Letter of Intent by and between the BOC Group, Inc. and United Wisconsin Grain Producers, LLC dated January 10, 2003.  Filed as Exhibit 10.9 to the registrant’s registration statement on Form SB-2/A (Commission File 333-92188) filed May 8, 2003 and incorporated by reference herein.

10.2

Agreement by and between Key Railroad Development, LLC and United Wisconsin Grain Producers, LLC dated January 30, 2003.  Filed as Exhibit 10.10 to the registrant’s registration statement on Form SB-2/A (Commission File 333-92188) filed May 8, 2003 and incorporated by reference herein.

10.3

Notice of Intent to Exercise Option to Purchase dated September 22, 2003 (Tessman).  Filed as Exhibit 10.13 to registrant’s periodic report on Form 10-QSB (Commission File 333-92188) filed November 11, 2003 and incorporated by reference herein.

10.4

Accepted Proposal for Provision of Services by Key Engineering Group, Inc. dated June 10, 2003.  Filed as Exhibit 10.14 to registrant’s periodic report on Form 10-QSB (Commission File 333-92188) filed November 11, 2003 and incorporated by reference herein.

10.5

Change Order Request No. 1 by Key Railroad Development, LLC dated July 21, 2003.  Filed as Exhibit 10.15 to registrant’s periodic report on Form 10-QSB (Commission File 333-92188) filed November 11, 2003 and incorporated by reference herein.

10.6	Electric Service Agreement dated October 3, 2003 by and between Adams-Columbia Electric Cooperative of Friendship and United Wisconsin Grain Producers, LLC.

10.7	Contract for Construction Services between Iverson and Son’s LLC and United Wisconsin Grain Producers, LLC.

10.8	Design-Build Contract dated October 8, 2003 between Fagen, Inc. and United Wisconsin Grain Producers, LLC.*

10.9	Contract Change Order dated December 30, 2003 between Fagen, Inc. and United Wisconsin Grain Producers, LLC.*

14.1	Code of Ethics of United Wisconsin Grain Producers, LLC adopted March 18, 2004.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

*Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

(b)           Reports on Form 8-K.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Category	Year	Fees
Audit Fees	2003	$47,932
	2002	$48,944
Audit–Related Fees(1)	2003	$0
	2002	$0
Tax Fees	2003	$0
	2002	$0
All Other Fees	2003	$0
	2002	$0

(1)          Audit-related fees include consultation on accounting rules related to derivative accounting in accordance with Statement on Financial Accounting Standard 133, as amended, and consultation on rules related to consolidation.

Consistent with the Securities and Exchange Commission requirements regarding auditor independence, it is the Audit Committee’s policy to pre-approve on a case-by-case basis the audit and permissible non-audit services provided by the independent auditor prior to the commencement of the specified service.  All services provided by our independent auditor, Boulay, Heutmaker, Zibell & Co., have been pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	March 30, 2004	/s/ Kevin M. Roche
Kevin M. Roche
Chairman and President
(Principal Executive Officer)

Date:	March 30, 2004	/s/ Robert J. Miller
Robert J. Miller
Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004	/s/ Kevin M. Roche
Kevin M. Roche, President and Director

Date: March 30, 2004	/s/ William R. Herrmann
William R. Herrmann, Vice-President and Director

Date: March 30, 2004	/s/ Robert J. Miller
Robert J. Miller, Treasurer and Director

Date: March 30, 2004	/s/ Robert Lange
Robert Lange, Secretary and Director

Date: March 30, 2004	/s/ Carl Benck
Carl Benck, Director

Date: March 30, 2004	/s/ Cal Dalton
Cal Dalton, Director

Date: March 30, 2004	/s/Jerry H. Franz
Jerry H. Franz, Director

Date: March 30, 2004	/s/ Berwyn G. Westra
Berwyn G. Westra, Director

Date: March 30, 2004	/s/ Lawrence Lagowski
Lawrence Lagowski, Director

Date: March 30, 2004	/s/ Wayne Mitchell
Wayne Mitchell, Director