Form 10KSB/A
period 2003-12-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2004-05-17
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-KSB/A

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☐     No     ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year.    None

As of March 18, 2004, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $27,090,000.

As of March 18, 2004, there were 27,090 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE    None.

Transitional Small Business Disclosure Format (Check one):     ☐ Yes     ☐ No

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Annual Report on Form 10-KSB of United Wisconsin Grain Producers, LLC, (the “Company”) for the year ended December 31, 2003, is being filed for the purpose of amending and restating Items 6 and 7 to account for a correction of an overstatement of construction in progress and the related payable which had no effect on the statement of members’ equity and the statement of operations   In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein.  In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications.  The remainder of the Company’s Form 10-KSB is unchanged and is reproduced in its entirety in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original reporting date.

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

The following table describes our use of our net offering proceeds as of December 31, 2003:

TOTAL PLANT CONSTRUCTION COST:	$2,912,132
LAND AND SITE DEVELOPMENT	$710,000
OTHER COSTS(1)	$220,410
PAY-OFF LINE OF CREDIT	$232,494
PROFESSIONAL FEES	$145,100
TOTAL	$4,220,136

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

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of $20,150,071 and total assets of $25,546,721.  As of October 15, 2003, when we issued units in the offering, we netted deferred offering costs of $354,523 against the subscription proceeds received.  We raised a total of $602,500 in seed capital, which we have used to fund our organization and operation to date.  As of December 31, 2003, we had current liabilities of $1,834,004, which consists primarily of our construction accounts payable.  Since our inception through December 31, 2003, we have an accumulated deficit of $803,964.  Total members’ equity as of December 31, 2003 was $23,710,419.  Since our inception, we have generated no revenue from operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.  The Company has purchase commitments as described in Note 10 to our Financial Statements.

ITEM 7.                             FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

United Wisconsin Grain Producers, LLC

Friesland, Wisconsin

We have audited the accompanying balance sheets of United Wisconsin Grain Producers, LLC (a development stage company), as of December 31, 2003 and 2002, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2003 and 2002, and from inception (November 2, 2001) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, certain errors resulting in an overstatement of construction in progress and construction accounts payable were discovered by management of the Company during the current year.  Accordingly, the 2003 financial statements have been revised to correct the error.

/s/	Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

February 18, 2004, except Note 2 as to which the
date is April 24, 2004

UNITED WISCONSIN GRAIN PRODUCERS, LLC
(A Development Stage Company)

Balance Sheets

ASSETS	December 31, 2003	December 31, 2002

Current Assets
Cash and cash equivalents	$20,150,071	$163,779
Prepaid expenses	5,101	8,125
Total current assets	20,155,172	171,904

Property, Plant and Equipment
Land	719,748	—
Office equipment	6,871	1,240
Construction in Process	4,568,043	—
Total property and equipment	5,294,662	1,240
Less accumulated depreciation	(1,113)	(41)
Net property and equipment	5,293,549	1,199

Other Assets
Deposits on land	3,000	13,000
Deferred offering costs	—	165,134
Debt issuance costs	95,000	—
Total other assets	98,000	178,134

Total Assets	$25,546,721	$351,237

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC
(A Development Stage Company)

Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	December 31, 2003	December 31, 2002

Current Liabilities
Current maturities of long-term debt	$1,700	$—
Accounts payable	152,184	74,171
Construction accounts payable	1,655,911	—
Accrued liabilities	9,209	—
Other payables	15,000	15,000
Total current liabilities	1,834,004	89,171

Commitments and Contingencies

Long-Term Debt, less current maturities	2,298	—

Members’ Equity
Member contributions, net of costs related to capital contributions	24,514,383	543,905
Deficit accumulated during development stage	(803,964)	(281,839)
Total members’ equity	23,710,419	262,066

Total Liabilities and Members’ Equity	$25,546,721	$351,237

UNITED WISCONSIN GRAIN PRODUCERS, LLC
(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2003	Year Ended December 31, 2002	From Inception (November 2, 2001) to December 31, 2003

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	54,222	36,455	100,473
Organization costs	20,547	20,166	59,271
Consulting and professional fees	171,613	177,161	348,774
Administrative	319,307	36,068	359,986
Totals	565,689	269,850	868,504

Operating Loss	(565,689)	(269,850)	(868,504)

Other Income (Expense)
Interest income	41,670	4,200	45,870
Interest expense	(3,005)	—	(3,005)
Miscellaneous	4,900	10,775	21,675
Total other income	43,565	14,975	64,540

Net Loss	$(522,124)	$(254,875)	$(803,964)

Net Loss Per Unit (3,071, 1,398 and 3,698 weighted average units outstanding, respectively)	$(170.02)	$(182.31)	$(217.41)

UNITED WISCONSIN GRAIN PRODUCERS, LLC
(A Development Stage Company)

Statement of Changes in Members’ Equity

Balance - November 2, 2001	$—

Initial capital contributions, December 4, 2001 for 235 membership units at $500 per unit	117,500

Net loss for the period from November 2, 2001 (Date of Inception) through December 31, 2001	(26,964)

Balance - December 31, 2001	90,536

Capital contributions, January 4, 2002 for 485 membership units at $1,000 per unit	485,000

Costs related to capital contributions	(23,595)

Membership unit redemption, October 16, 2002 of 160 membership units at $218.75 per unit	(35,000)

Net loss for the year ended December 31, 2002	(254,875)

Balance - December 31, 2002	262,066

Capital contributions, October through December 2003 for 24,325 membership units at $1,000 per unit	24,325,000

Costs related to capital contributions	(354,523)

Net loss for the year ended December 31, 2003	(522,124)

Balance - December 31, 2003	$23,710,419

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2003	Year Ended December 31, 2002	From Inception (November 2, 2001) to December 31, 2003
Cash Flows from Operating Activities
Net loss	$(522,124)	$(254,875)	$(803,964)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,072	41	1,113
Prepaid expenses	3,024	(8,125)	(5,101)
Other payable	—	(2,000)	—
Accounts payable	27,470	47,378	77,184
Accrued liabilities	9,209	—	9,209
Net cash used in operating activities	(481,349)	(217,581)	(721,559)

Cash Flows from Investing Activities
Land	(709,748)	—	(709,748)
Capital expenditures	—	(1,240)	(1,240)
Capital expenditures for construction in process	(2,912,132)	—	(2,912,132)
Deposits on land	—	(9,400)	(13,000)
Net cash used in investing activities	(3,621,880)	(10,640)	(3,636,120)

Cash Flows from Financing Activities
Member contributions	24,325,000	485,000	24,927,500
Payments for long term debt	(1,633)	—	(1,633)
Payments for debt issuance costs	(20,000)	—	(20,000)
Payments for costs of raising capital	(213,846)	(145,756)	(378,117)
Payments for membership unit redemption	—	(20,000)	(20,000)
Net cash provided by financing activities	24,089,521	319,244	24,507,750

Net Increase in Cash	19,986,292	91,023	20,150,071
Cash and cash equivalents- Beginning of Period	163,779	72,756	—
Cash and cash equivalents- End of Period	$20,150,071	$163,779	$20,150,071

Notes to Financial Statements are an integral part of this Statement.

	Year Ended December 31, 2003	Year Ended December 31, 2002	From Inception (November 2, 2001) to December 31, 2003
Supplemental Cash Flow Information

Cash paid during the year for: Interest	$3,005	$—	$3,005

Noncash Investing and Financing Activities

Deferred offering costs in accounts payable	$—	$24,457	$—

Capital expenditures funded by long-term debt	$5,631	$—	$5,631

Membership units redeemed through issuance of other payable	$—	$15,000	$15,000

Construction in progress in accounts payable	$1,655,911	$—	$1,655,911

Debt issuance costs in accounts payable	$75,000	$—	$75,000

Deposits applied for purchased land	$10,000	$—	$10,000

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

2.  CORRECTION OF ERROR

On April 24, 2004, certain errors resulting in an overstatement of construction in progess and construction accounts payable were discovered by management.  The error had no effect on members’ equity, net loss, net loss per unit or cash flows as previously reported.  Accordingly, the 2003 financial statements have been restated to correct the error.

3.  DEVELOPMENT STAGE ENTERPRISE

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

4.  BANK FINANCING

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

5.  LONG TERM DEBT

In April 2003, the Company entered into a capital lease agreement for office equipment for $5,631 with accumulated depreciation at December 31, 2003 of $824.  The lease calls for thirty-six monthly payments of $160 including interest at 7%, maturing March 2006 and secured by equipment.

Long-term debt maturities are as follows:

Years Ending December 31,
2004	$1,700
2005	1,822
2006	476
$3,998

6.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units. The Company is authorized to issue up to 28,000 membership units.

The Company prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering is for up to 27,500 membership units at $1,000 per unit.  As of May 14, 2003, the Registration Statement was declared effective.  In October 2003, the Company had raised the minimum of $19,250,000 through the Offering as discussed in Note 3, obtained and accepted a written debt financing commitment through a lender as discussed in Note 3, and, as a result, accepted subscriptions for 23,275 units which were being held in escrow.  At December 31, 2003, the Offering is open, and the Company is accepting subscriptions for units as it receives the required subscription proceeds from the investor.  If the Offering is highly effective, the Company will have to obtain the approval of its members to issue units in excess of 28,000 units the Company is authorized to issue.

Income and losses are allocated to all members based upon their respective percentage units held.

7.  RELATED PARTY TRANSACTIONS

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

8.  GRANTS

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

9.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at December 31:

	2003	2002
Financial statement basis of total assets	$25,546,721	$351,237

Organizational and start-up costs capitalized	458,345	227,426
Syndication costs not deductible for tax purposes	506,501
Accumulated depreciation and amortization	(1,532)	(21)

Taxable income tax basis of total assets	$26,510,035	$578,642

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

10.  COMMITMENTS AND CONTINGENCIES

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

The Company entered an agreement in March 2002, with a railroad engineering firm to complete a Preliminary Rail Design and the required documentation covering a Transportation Economic Assistance grant. The TEA grant may fund up to fifty percent of the project costs relating to transportation improvements. The estimated commitment for this agreement is approximately $64,400.  As of December 31, 2003, the Company has incurred $29,915 of these costs.  This grant was awarded to the Company as discussed in Note 8.

In January 2003, subsequently amended through July 2003, the Company executed a consulting agreement with a firm that is engaged to assist the Company in performing a Preliminary Road Design and assist with a Community Development Block Grant Application.  The estimated commitment for this agreement is $20,950.  As of December 31, 2003, the Company had incurred $20,987 of these costs.  This grant was awarded to the Company as discussed in Note 8.

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

On October 8, 2003, the Company entered into an agreement with a related party, Fagen, Inc., to perform all design and construction services, provide all material, equipment, tools and labor, necessary to build a 40 million gallon dry grind ethanol plant for $45,575,000.  The design-build contract provides that the Company may be entitled to receive liquidated damages in the event Fagen, Inc. fails to substantially complete the plant within 30 to 90 days after the scheduled completion date.  These liquidated damages are in lieu of consequential damages for any losses we may incur, such as loss of use, profits, business, reputation, or financing.  If Fagen, Inc. does not complete the plant within specified dates, they will pay the Company for each day that substantial completion remains outstanding.  If the plant is substantially completed 30 to 90 days prior to substantial completion date, the Company will pay Fagen, Inc. an early performance bonus for each day that substantial completion is achieved prior to specified date.  If the contract is terminated by the Company without cause or by Fagen, Inc. for cause, the Company is required to pay Fagen, Inc. a fee of $1,000,000 if the Company resumes construction of the plant through their own employees or third parties.  As of December 31, 2003, the Company has incurred $4,017,375 in costs related to this contract and $1,317,375 is included in construction accounts payable.

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

10.6	Electric Service Agreement dated October 3, 2003 by and between Adams-Columbia Electric Cooperative of Friendship and United Wisconsin Grain Producers, LLC.*

10.7	Contract for Construction Services between Iverson and Son’s LLC and United Wisconsin Grain Producers, LLC.*

10.8	Design-Build Contract dated October 8, 2003 between Fagen, Inc. and United Wisconsin Grain Producers, LLC.* **

10.9	Contract Change Order dated December 30, 2003 between Fagen, Inc. and United Wisconsin Grain Producers, LLC.* **

14.1	Code of Ethics of United Wisconsin Grain Producers, LLC adopted March 18, 2004.*

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

* Previously submitted and filed with Form 10-KSB for the fiscal year ending December 31, 2003 and not duplicated in this Amendment No. 1 to Form 10-KSB/A.

** Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

(b)                                 Reports on Form 8-K.

None.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Category	Year	Fees
Audit Fees	2003	$47,932
	2002	$48,944
Audit-Related Fees(1)	2003	$0
	2002	$0
Tax Fees	2003	$0
	2002	$0
All Other Fees	2003	$0
	2002	$0

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	May 17, 2004	/s/	Kevin M. Roche
Kevin M. Roche
Chairman and President
(Principal Executive Officer)

Date:	May 17, 2004	/s/	Robert J. Miller
Robert J. Miller
Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2004	/s/ Kevin M. Roche
Kevin M. Roche, President and Director

Date: May 17, 2004	/s/ William R. Herrmann
William R. Herrmann, Vice-President and Director

Date: May 17, 2004	/s/ Robert J. Miller
Robert J. Miller, Treasurer and Director

Date: May 17, 2004	/s/ Robert Lange
Robert Lange, Secretary and Director

Date: May 17, 2004
Carl Benck, Director

Date: May 17, 2004
Cal Dalton, Director

Date: May 17, 2004	/s/ Jerry H. Franz
Jerry H. Franz, Director

Date: May 17, 2004
Berwyn G. Westra, Director

Date: May 17, 2004	/s/ Lawrence Lagowski
Lawrence Lagowski, Director

Date: May 17, 2004
Wayne Mitchell, Director