Form 10QSB
period 2004-03-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2004-05-17
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

(920) 348-5016
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      ☒  Yes          ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 14, 2004, there were 28,780 units outstanding.

Transitional Small Business Disclosure Format (Check one):          ☐  Yes          ☒  No

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Balance Sheet

ASSETS	March 31, 2004
(Unaudited)
Current Assets
Cash and cash equivalents	$14,871,098
Grant receivable	12,531
Prepaid expenses	2,200
Total current assets	14,885,829

Equipment
Land	720,289
Office equipment	11,439
Construction in process	13,145,436
Total property and equipment	13,877,164
Less accumulated depreciation	(1,465)
Net equipment	13,875,699

Other Assets
Debt issuance costs	486,357
Total other assets	486,357

Total Assets	$29,247,885

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Balance Sheet

LIABILITIES AND EQUITY	March 31, 2004
(Unaudited)
Current Liabilities
Note payable	$72,002
Current maturities of long-term debt	1,586
Accounts payable	168,305
Construction accounts payable	3,487,559
Accrued liabilities	3,382
Total current liabilities	3,732,834

Commitments and Contingencies

Long-Term Debt, less current maturities	1,998

Members’ Equity
Member contributions, net of costs related to capital contributions, 27,519 units at March 31, 2004	26,428,383
Deficit accumulated during development stage	(915,330)
Total members’ equity	25,513,053

Total Liabilities and Members’ Equity	$29,247,885

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Date of Inception to March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	35,750	6,990	146,973
Organization costs	—	9,841	59,271
Consulting and professional fees	75,214	22,130	412,392
Administrative	61,734	78,086	422,566
Totals	172,698	117,047	1,041,202

Operating Loss	(172,698)	(117,047)	(1,041,202)

Other Income
Grants	24,218	—	24,218
Interest	37,902	427	83,772
Interest expense	(788)	—	(3,793)
Miscellaneous	—	—	21,675
Total other income	61,332	427	125,872

Net Loss	$(111,366)	$(116,620)	$(915,330)

Net Loss Per Unit (26,826, 1,280 and 6,180 weighted average units outstanding, respectively)	$(4.15)	$(91.11)	$(148.11)

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Date of Inception to March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(111,366)	$(116,620)	$(915,330)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	352	62	1,465
Grant income	(24,218)	—	(24,218)
Deposit on expired land option	3,000	—	3,000
Current assets:
Prepaid expenses	2,901	3,751	(2,200)
Current liabilities:
Accounts payable	43,483	67,211	120,667
Accrued liabilities	(5,827)	2,883	3,382
Net cash used in operating activities	(91,675)	(42,713)	(813,234)

Cash Flows from Investing Activities
Land	(541)	—	(710,289)
Capital expenditures	—	—	(1,240)
Capital expenditures for construction in progress	(6,653,400)	—	(9,565,532)
Deposits on land	—	—	(13,000)
Net cash used in investing activities	(6,653,941)	—	(10,290,061)

Cash Flows from Financing Activities
Proceeds from grant	11,687	—	11,687
Member contributions	1,914,000	—	26,841,500
Payments for costs of raising capital	—	(32,593)	(378,117)
Payments on short-term notes	(20,343)		(20,343)
Payments on long-term debt	(414)		(2,047)
Payments for debt issuance costs	(423,287)	—	(443,287)
Payments for membership unit redemption	(15,000)	—	(35,000)
Net cash from (used in) financing activities	1,466,643	(32,593)	25,974,393

Net Increase (Decrease) in Cash and Cash Equivalents	(5,278,973)	(75,306)	14,871,098

Cash and Cash Equivalents – Beginning of Period	20,150,071	163,779	—

Cash and Cash Equivalents – End of Period	$14,871,098	$88,473	$14,871,098

Notes to Condensed Financial Statement are an integral part of this Statement.

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Date of Inception to March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$788	$—	$3,793

Noncash Investing and Financing Activities

Costs of raising capital in accounts payable	$—	$38,250	$—

Membership units redeemed through issuance of other payable	$—	$15,000	$—

Capital expenditures funded by long-term debt	$—		$5,631

Construction in progress in accounts payable	$3,487,559	$—	$3,487,559

Construction in progress funded by notes payable	$92,345	$—	$92,345

Debt issuance costs in accounts payable	$43,070	$—	$43,070

Deposits applied for the purchase of land	$—	$—	$10,000

Capital expenditures purchased by accounts payable	$4,568	$—	$4,568

Notes to Condensed Financial Statement are an integral part of this Statement.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2003, contained in the Company’s annual report on Form 10-KSB/A for 2003.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant to be located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states.  In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production.  The Company began construction of its ethanol plant in November 2003.  As of March 31, 2004, the Company is in the development stage with its efforts principally devoted to construction activities.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Deposits on Land

Prior to 2003, the Company made deposits on land options for 59 or 115 acres for its facility.  These costs have been stated at the lower of cost or estimated fair value.  At March 31, 2004, there are no deposits on land.  The Company gave a notice of intent to exercise the option to purchase the 115 acres on September 22, 2003.  The closing will be done in two separate transactions.  The real estate parcel excluding the buildings was closed on October 16, 2003 for $700,000.  The Company paid $690,000 in cash and applied a $10,000 deposit at the closing.  The ten acres with the buildings will be closed on between June 4, 2004 and June 30, 2004 for $300,000.  The 59 acre land option expired on March 31, 2004 and the deposit of $3,000 was written off.

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

2.              BANK FINANCING

In September 2003, the Company executed a revolving bank line of credit.  The new agreement permits the Company to borrow up to $320,000 at the floating one-month LIBOR rate of interest plus 3% and expires May 2004.  The line is secured by certain assets of the Company.  In addition, the line is guaranteed by members of the Board of Directors of the Company and their spouses.  As of March 31, 2004, there is no outstanding balance.

On February 26, 2004 the Company closed on a construction loan from a financial institution.  The construction loan for $33,024,200 converts, within sixty days post construction upon certification of completion and attainment of the engineer’s production guarantee, into two loans with the first loan a $4,000,000 revolving loan and the second with a $29,024,200 term loan.  The term of the loans is five years with a ten-year amortization.  The loan commitment offers a variable and fixed interest rate option.  The variable interest rate option has a variable base rate determined by the percentage of members’ equity at a range from 275 to 375 basis points.  The construction period is 16 months from loan closing not to exceed 60 days from initial plant start-up.  The fixed rate quote option is subject to change weekly and is available at the conversion of the construction loan to the term loan.  The final term facility can be segmented between a fixed portion and a variable portion.

The loan fees consist of underwriting fees, participation fee, and annual facility fee.  The underwriting fees are $100,000 of which $20,000 was due, and was paid, upon acceptance of the term sheet and $80,000 is due at loan closing.  There was a 75 basis point participation fee on the entire credit facility paid at loan closing totaling $247,682.  This fee will be shared pro rata with the senior debt participants.  There is an annual facility fee of $40,000 beginning at the conversion of the construction loan to the facility term note and upon each anniversary for four years.  If any of the senior debt is prepaid, prepayment penalties of 3%, 2% and 1% of the prepaid principal will apply in the first, second and third year, respectively.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.  The construction loan is secured by substantially all the Company’s assets.

3.  NOTE PAYABLE

In February 2004, the Company executed a note with an insurance broker.  The new agreement permits the Company to finance the annual builder’s risk premiums in nine installment payments of $10,531 including interest at 7.11%.  The line is secured by certain assets of the Company.  As of March 31, 2004, the balance outstanding is $72,002.

4.  LONG TERM DEBT

In April 2003, the Company entered into a capital lease agreement for office equipment for $5,631 with accumulated depreciation at March 31, 2004 of $1,104.  The lease calls for thirty-six monthly payments of $160 including interest at 7%, maturing March 2006 and secured by equipment.

Long term debt maturities are as follows:

Periods Ending March 31,
2005	$1,586
2006	1,998
$3,584

5.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units.  The Company is authorized to issue up to 28,000 membership units.

The Company prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering was for up to 27,500 membership units at $1,000 per unit.  As of May 14, 2003, the Registration

Statement was declared effective.  In October 2003, the Company had raised the minimum of $19,250,000 through the Offering and obtained and accepted a written debt financing commitment through a lender as discussed in Note 2.  Through March 31, 2004, the Company has sold 26,239 units under the Offering.  Subsequent to March 31, 2004, the Company reached their maximum Offering and the Offering was closed on April 9, 2004.

Income and losses are allocated to all members based upon their respective percentage units held.

6.  RELATED PARTY TRANSACTIONS

Through March 31, 2004, the Company had incurred $19,375 in project coordinator fees to three current members and one former member.  At March 31, 2004, there was no accounts payable balance relating to these costs.

Through March 31, 2004, the Company has also incurred $105,214 in director fees and related expense, of which $27,804 is all included in accounts payable at March 31, 2004 to eight members.

7.  GRANTS

In October 2003, the Wisconsin Department of Commerce approved a grant for $271,000 in funds to reimburse the Company for infrastructure costs.  At March 31, 2004, the Company has not incurred any costs eligible for this grant.

In January 2004, the Company was approved for a matching grant from the United States Department of Agriculture for $450,000.  Grant revenue for the quarter and inception to date totaled $24,218 of which $12,531 is in grant receivable at March 31, 2004.

In February 2004, the Company was approved for a matching grant from the Transportation Facilities Economic Development Program (TEA) for $160,000.  At March 31, 2004, the Company has not incurred any costs eligible for this grant.

8.  COMMITMENTS AND CONTINGENCIES

The Company has revised its estimate of total costs of the project to $59,850,715.  The Company anticipates funding the development of the ethanol plant by using approximately $881,000 of grants, the proceeds it raises through the close of the Offering, and utilizing debt financing for the remainder of the costs.

In April 2002, the Company executed a consulting agreement with a firm that is engaged to assist the Company in its equity marketing efforts and securing debt financing.  The Company paid the consulting firm a maximum of $3,000 per month, until the Company was legally authorized to sell its member units, at which time the fees increased to a maximum of $6,000 per month.  Since the Company raised the necessary amount of equity and received a binding commitment from a prospective lender to provide the remaining financing, the Company is obligated to pay a one-time bonus of $75,000 to the consulting firm.  At March 31, 2004, the Company has incurred and paid costs of $129,222 relating to this agreement.

The Company entered an agreement in March 2002, with a railroad engineering firm to complete a Preliminary Rail Design and the required documentation covering a Transportation Economic Assistance grant. The TEA grant may fund up to fifty percent of the project costs relating to transportation improvements.  The estimated commitment for this agreement is approximately $64,400. As of March 31, 2004, the Company has incurred $29,915 of this cost.

The Company gave a notice of intent to exercise the option to purchase the 115 acres on September 22, 2003.  The closing will be done in two separate transactions.  The real estate parcel, excluding the existing buildings, was closed on October 16, 2003 for $700,000.  The Company paid $690,000 in cash and applied a $10,000 deposit at closing.  The ten acres with the existing buildings will be closed on between June 4, 2004 and June 30, 2004 for $300,000.

In October 2003, the Company entered into an agreement with an electric cooperative to provide electrical service.  The Company is required to make a non-refundable payment in aid of construction for the facilities the electrical cooperative will install for the benefit of the Company.  The amount of this aid of construction shall be $253,750, unless there are changes in the scope of the facilities and the amount may be adjusted accordingly.  As of March 31, 2004, the Company has made an aid of construction of $60,000.

In October 2003, the Company entered into an agreement with a contractor for work site grading.  Work site grade work began in October 2003.  The total amount to be paid for the work as originally engaged approximated $570,710.  The contractor has been approved for additional services above the original contract amount and at March 31, 2004, $707,908 of cost has been incurred of which $153,704 is included in construction accounts payable.

On October 8, 2003, the Company entered into an agreement with a related party, Fagen, Inc., to perform all design and construction services, provide all material, equipment, tools and labor, necessary to build a 40 million gallon dry grind ethanol plant for $45,575,000 subsequently amended to $45,665,000.  The design-build contract provides that the Company may be entitled to receive either consequential damages for losses such as loss of use, profits, business, reputation or financing, or liquidated damages in the event Fagen, Inc. fails to substantially complete the plant within 30 to 90 days after the scheduled completion date.  These liquidated damages are in lieu of consequential damages for any losses we may incur, such as loss of use, profits, business, reputation, or financing.  If Fagen, Inc. does not complete within specified dates, they will pay the Company for each day that substantial completion remains outstanding.  If the plant is substantially completed 30 to 90 days prior to substantial completion date, the Company will pay the Fagen, Inc. an early performance bonus for each day that substantial completion is achieved prior to specified date.  If the contract is terminated by the Company without cause or by Fagen, Inc. for cause, the Company is required to pay the Fagen, Inc. a fee of $1,000,000 if the Company resumes construction of the plant through their own employees or third parties.  As of March 31, 2004, the Company has incurred $11,862,463 in costs related to this contract and $3,327,343 is included in construction accounts payable.

In October 2003, the Company entered into an agreement with an engineering firm for initial construction testing services.  The approximate cost is $16,290.  As of March 31, 2004 the Company has incurred and paid $12,968 of these costs.

In November 2003, the Company entered into an agreement for consulting services from November 17, 2003 to February 17, 2004.  This agreement has been verbally extended and is in the process of being renegotiated.  Fees are to be $500 per day.  As of March 31, 2004, the Company has incurred $54,660 of these costs of which $5,947 is in accounts payable.

In November 2003, the Company entered into an agreement to construct a well and pump.  The estimated cost of the project is $42,430.  The project was started and completed in January 2004.  The Company has incurred and paid $37,218 of these costs.

In March 2004, the Company entered into an agreement for additional soil borings for $5,800 of which is included in construction accounts payable.

9.  SUBSEQUENT EVENTS

In April 2004, the Company entered into an agreement for excavating services for sewer and water main construction and roadway construction for $185,603.

In April 2004, the Company entered into two natural gas related agreements.  The natural gas sales agreement commits the Company to purchase specified quantities of natural gas at a then prevailing market prices once the ethanol plant becomes operational.  The second agreement, the natural gas transportation service agreement, provides transportation of the natural gas to the ethanol plant at specified transportation rates.

Item 2.           Management’s Discussion And Analysis And Plan Of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the factors described in our registration statement on Form SB-2 (SEC Registration No. 333-92188) and appearing in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001 for the purpose of constructing and operating a 40-million gallon per year ethanol plant near Friesland, Wisconsin.  We expect the total project cost to be approximately $59,850,715, which includes approximately $45,665,000 to build the plant.  The total estimated project cost has increased by $525,715 because of increases in the costs of construction, site leveling and excavation.  Our anticipated date of substantial completion is currently March 2005.

We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2, which was declared effective on May 14, 2003.  Our offering began on June 1, 2003.  As of March 31, 2004 we raised $26,239,000 in the offering.  Subsequent to the period covered by this report, we have sold an additional $1,261,000 worth of units for a total of $27,500,000 in offering proceeds.  As such, we reached the offering’s maximum amount and closed the offering on April 9, 2004.  On April 30, 2004, we filed a Form 8-A Registration Statement with the Securities Exchange Commission indicating that we have total assets exceeding $10 million and more than 500 unit holders.

On February 26, 2004 we executed debt financing agreements with AgStar Financial Services, Inc., securing debt financing in the amount of $33,024,200.

Plan of Operations to Start-up of the Ethanol Plant

Plan of Operations

We expect to spend the next 12 months continuing the construction of the ethanol plant and commencing start-up operations.  Construction of our facility located in south central Wisconsin in the Columbia County township of Randolph, just outside the village of Friesland began November 2003.  To date, construction is proceeding according to schedule.  As of March 31, 2004, Phase I of the construction process is complete.  Site grading, concrete and dirt work have been completed.  Approximately 85% of the road base is complete, approximately 95% of the temporary roads are in and approximately 75% of the swailing is complete.  Phase II of the construction process has begun.  Phase II work includes installation of the utilities infrastructure.  The ring walls for the foundations of the three field-erected fermentation tanks and the beer well are complete.  Engineered fill is being placed in two of the four rings allowing the field crew to begin tank fabrication.  One of the two foundations for the field-erected cook tanks has been initiated with sub-surface work underway.  The ring walls of the foundations of the field-erected tanks have been initiated with three of the four rings walls complete in the stillage and syrup storage areas.  We expect to complete construction and commence operations in approximately mid March 2005.

The rising price of steel could affect the final cost of construction of the ethanol plant.  Although we are locked into a guaranteed maximum price under our Design Build Agreement with Fagen, Inc., any change orders involving the use of steel could inflate the price of the project above the guaranteed maximum price.  In addition, shortages of steel could affect the final completion date of the project.

We anticipate having sufficient capital available to meet our costs and obligations over the next 12 months.  The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our design-builder and prime subcontractor’s experience with other ethanol plants.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement (SEC Registration No. 333-92188) under the section entitled “Risk Factors.”

PLANT CONSTRUCTION COST	$45,665,000
ADMINISTRATIVE BUILDING	$617,000
RAILROAD	$1,561,928
OTHER PLANT EQUIPMENT	$356,000
ROLLING STOCK	$63,000
SITE COSTS	$3,290,000
OTHER BUILDING COSTS
Insurance-Builders Risk (14 months)	$138,000
Construction Bond	$308,895
INVENTORY-WORKING CAPITAL
Inventory-corn	$2,500,000
Inventory-ethanol and DDGS	$1,505,000
Inventory-process supplies/chemicals	$97,000
Corn Hedging	$500,000
Spare Parts	$200,000
ENTITY ORGANIZATION	$58,771
FINANCING COSTS	$870,800
COST OF RAISING CAPITAL	$390,351
EQUITY CLOSING	$540,310
PRE-OPERATING COSTS	$1,188,660
TOTAL	$59,850,715

Our current budget estimates a total project cost of $59,850,715, which includes $45,665,000 to build the plant and $14,185,715 for other project costs including land and site development, railroad costs, inventory, entity organization, equity closing, pre-operating costs and working capital.  The total project cost has increased by

$525,715.  This increase was caused by higher costs of site leveling and excavation, additional plant construction to accommodate an additional truck scale, and higher costs than anticipated for construction of the plant’s administration building.

The numbers in the table of costs and expenditures are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:

•                  Changes in the availability and price of corn;

•                  Changes in the environmental regulations that apply to our plant operations;

•                  Increased competition in the ethanol industry;

•                  Changes in interest rates or the availability of credit;

•                  Changes in our business strategy, capital improvements or development plans;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries; and

•                  Changes in the availability and price of natural gas and the market for wet and modified wet distillers grains.

The cost of corn in Wisconsin in the past 4 months has risen by approximately 60 cents per bushel.  Corn is now trading in the top one-third (1/3) of the anticipated price range.   National corn for grain production was estimated at 10.1 billion bushels, which is an increase of 12 percent over 2002 amounts.  Further, both national production and yield estimates are the largest on record.  Although the crop was estimated at record levels, demand for both foreign and domestic corn reduced the projected 2004 corn supply stocks.  These estimates of reduced supply caused the market price of corn to increase in the fourth quarter of 2003 and the first quarter of 2004.  The final crop report published by the USDA reduced the U.S. corn production by approximately 150 million bushels from previous estimates, while simultaneously increasing feed, seed, residual use and export demand.  All indications point to increased corn costs over the next year.  The higher costs of corn will increase our breakeven cost per gallon of producing ethanol.

The demand for ethanol continues to grow.  One reason for the increased demand for ethanol is the continued phase out legislation for MTBE.  MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  New York and Connecticut have banned the use of MTBE.  Sixteen states, including California, have passed phase out legislation for MTBE. The price of unleaded gasoline is also trading at historically high prices, causing the price of ethanol to remain favorable and helping to offset the high price of corn.

Natural gas will be an important input to our manufacturing process.  We expect to use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the Continental United States.  Natural gas has recently been available only at prices exceeding historical averages.  These prices may increase our costs of production.  We expect natural gas prices to remain high or increase at least through the 2004 calendar year.

We expect to hire a commodities manager in May 2004.  It is undetermined whether this individual will be an employee or an independent contractor.  Our commodities manager will be responsible for insuring the consistent scheduling of corn deliveries and the implementation of price protection strategies for our corn supply, including forward contracts, options and other derivative instruments.

We are discussing the terms and conditions of an ethanol marketing agreement with a potential ethanol marketing firm.  We anticipate entering into an ethanol marketing agreement prior to substantial completion of plant construction.  We are also discussing the terms and conditions of a distillers grains marketing agreement with potential distillers grains marketing firms.  We anticipate entering into a distillers grains marketing agreement prior to substantial completion of plant construction.  Currently, we do not have any plans to market or distribute the carbondioxide that will be produced at the plant as a co-product of the ethanol manufacturing process.

Upon start-up of plant operations, we will be applying for a grant from the USDA’s Commodity Credit Corporation Bioenergy Program. Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. No eligible producer may receive more than $7.5 million annually under the program. Because we expect to be an eligible producer and to annually utilize 15 million bushels of corn in the increased production of ethanol, we expect to potentially receive the maximum award of $7.5 million. However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.   In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  We expect to be eligible to receive an award under the program only once during the life of our project.  However, to the extent that our start-up period covers more than one fiscal year of the U.S. government, we may apply twice and receive more than one award under the program.  The Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.  If our ethanol plant is not operational by the expiration of the CCC program or has not had substantial operations, we may not be eligible for the grants or may receive a reduced amount.

Subsequent to the period described in this report, we entered into an agreement with Wisconsin Power and Light Company to provide firm natural gas transportation service for the plant, an agreement with WPS Energy Services, Inc. to purchase the natural gas necessary for plant operations, and an agreement with Wondra Excavating, Inc. for sewer and water main construction.

Liquidity and Capital Resources

As of March 31, 2004, we had cash of $14,871,098 and total assets of $29,247,885, including construction-in-process of $13,145,436.  As of March 31, 2004, we had current liabilities of $3,732,834, which consists primarily of our construction accounts payable.  Since our inception through March 31, 2004, we have an accumulated deficit of $915,330.  Total members’ equity as of March 31, 2004 was $25,513,053.  Since our inception, we have generated no revenue from operations.

As of March 31, 2004, 26,239 units have been issued plus we previously issued 1,280 units of seed capital for total units outstanding of 27,519 as of March 31, 2004.  Subsequent to the end of the period covered by this report, we sold the remaining offered units and closed the offering on April 9, 2004.  We have sold a total of 27,500 units in the offering and collected the maximum offering proceeds of $27,500,000.  Our current total outstanding units are 28,780 which represents the 27,500 units sold in the offering plus 1,280 seed capital units.

We estimate that we will need approximately $45,665,000 to construct the plant and a total of approximately $59,850,715 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  Based upon the offering proceeds of $27,500,000, the senior credit facility of $33,024,200, and grant financing of approximately $881,000, we expect to have approximately $61,405,200 of capital available.  This means that we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

On February 13, 2004, we received a matching grant from the Wisconsin Department of Transportation for $160,000.  The grant is for financial assistance in the construction of rail improvements.  On February 24, 2004, we entered into a Value-Added Agricultural Product Market Development Grant Agreement with the United States of America, acting through the Rural Business-Cooperative Service of the Department of Agriculture for $450,000 in matching grant funds.

On February 26, 2004, we entered into a senior credit facility consisting of a $33,024,200 single construction loan with AgStar Financial Services, PCA.  We had previously received a debt financing commitment from AgStar Financial Services, PCA for a term loan of $32,462,500.  Subsequent to our receipt of the debt financing commitment, we negotiated the final terms of the senior credit facility and executed debt financing agreements for the single construction loan of $33,024,200.  The credit facility is secured by substantially all of our assets. During construction, which is expected to be for a period of up to 16 months, we will make interest only payments on the principal balance of $33,024,200 at an interest rate equal to the one-month LIBOR (the London Interbank Offered Rate) plus 3.75%.  This interest rate may be adjusted downward depending on the level of owners’ equity as reported in our monthly financial statements.  If owners’ equity is between 50% and 54.99%, the interest rate will be at the monthly LIBOR plus 3.25%.  If owners’ equity exceeds 55%, the interest rate will be equal to the monthly LIBOR plus 2.75%.  On March 15, 2004, we entered into a Letter Agreement with AgStar Financial Services, PCA covering the remaining conditions and requirements of the loan and loan documents.  The Letter Agreement provides that AgStar Financial Services is under no obligation to advance any funds until the remaining conditions and obligations are satisfied.  We expect to satisfy all of the conditions of the Letter Agreement.

In connection with the senior credit facility, we paid loan fees of approximately $347,682.  In addition we will pay an annual facility fee of $40,000 beginning at the conversion of the construction loan to the term note and continuing for four years.  We will have to pay prepayment penalties if we prepay any portion of the loan principal within the first three years.

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

In February 2004 we executed a note payable to our insurance broker for our builder’s risk insurance policy premium.  Under the note, we agreed to make nine installment payments of $10,531 each at an interest rate of 7.11%.

Administration

We currently have an office staff comprised of one full-time employee, one part-time employee and one project consultant serving as an independent contractor.  We are also dependent on our board of directors to maintain our books and records.  These individuals are ultimately responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

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

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes In Securities

The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-92188) effective on May 14, 2003.  We commenced our initial public offering of our units shortly thereafter.  The following is a breakdown of the Units registered and the Units sold in the offering:

Amount Registered	Aggregate price of the amount registered	Amount Sold	Aggregate price of the amount sold to date
27,500	$27,500,000	27,500	$27,500,000

On October 15, 2003, we released funds from escrow and issued 23,275 units to our members.  On April 9, 2004, we closed the offering and stopped selling units registered under our registration statement.  During the offering we sold 27,500 units and received aggregate offering proceeds of $27,500,000.  We sold the units without the assistance of an underwriter.  When we released funds from escrow, we netted our offering expenses against the aggregate subscription proceeds.  No offering expenses were paid to related parties.

The following table describes our use of our net offering proceeds as of March 31, 2004:

TOTAL PLANT CONSTRUCTION COST:	$9,521,383
LAND AND SITE DEVELOPMENT	$710,000
OTHER COSTS(1)	$798,695
FINANCING COSTS	$443,287
TOTAL	$11,473,365

(1)  Other costs consist of board fees, project manager fees, investor unit redemptions, builders risk policy, line of credit payoff, professional fees and other general and administrative costs.  No single expenditure in any of the foregoing cost categories exceeded $100,000.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission Of Matters To A Vote Of Security Holders

On March 20, 2004 we held our annual meeting of the members.  No matters were submitted to a vote of the members during the meeting.

Item 5.           Other Information

None.

Item 6.           Exhibits And Reports On Form 8-K

(a)                                  The following exhibits are included herein:

10.16                     Construction and Revolving Loan Agreement with AgStar Financial Services, PCA dated February 26, 2004

10.17                     Promissory Note dated February 26, 2004

10.18                     Revolving Note dated February 26, 2004

10.19                     Mortgage and Security Agreement and Fixture Financing Statement dated February 26, 2004

10.20                     Letter Agreement with AgStar Financial Services, PCA dated March 15, 2004

31.1                           Certificate Pursuant to 17 CFR 240.15d-14(a)

31.2                           Certificate Pursuant to 17 CFR 240.15d-14(a)

32.1                           Certificate Pursuant to 18 U.S.C. § 1350

32.2                           Certificate Pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K.

On March 26, 2004, we filed a Form 8-K regarding a financial summary we handed out at our annual members’ meeting.  The financial summary entitled “Financial Highlights” set forth our total assets, liabilities and members’ equity as of December 31, 2003.  The Financial Highlights summary disclosed non-public information regarding the registrant’s financial condition.

On April 26, 2004, we filed an 8-K with the SEC regarding our press release announcing the successful completion of the offering of our membership units, and our loan closing in February 2004.

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