Form 10QSB
period 2004-06-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2004-08-16
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

COMMISSION FILE NUMBER 333-92188

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(Exact name of small business issuer as specified in its charter)

Wisconsin	39-2032455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

W1231 Tessmann Road, Cambria, Wisconsin 53923

(Address of principal executive offices)

(920) 348-5016

(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☒  Yes                     ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 13, 2004, there were 28,780 units outstanding.

Transitional Small Business Disclosure Format (Check one):             ☐  Yes             ☒  No

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Balance Sheet

June 30, 2004
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,076,087
Derivative instruments	428,706
Account receivable	3,668
Grant receivable	42,951
Prepaid expenses	28,029
Total current assets	8,579,441

Equipment
Land	1,019,809
Office equipment	32,576
Construction in process	18,751,553
Total property and equipment	19,803,938
Less accumulated depreciation	(2,346)
Net equipment	19,801,592

Other Assets
Debt issuance costs	501,326
Total other assets	501,326

Total Assets	$28,882,359

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Balance Sheet

June 30, 2004
(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long-term debt	$1,760
Accounts payable	135,599
Construction accounts payable	2,109,435
Accrued liabilities	2,884
Note payable	41,509
Total current liabilities	2,291,187

Commitments and Contingencies

Long-Term Debt, less current maturities	1,403

Members’ Equity
Member contributions, net of costs related to capital contributions, 28,780 units outstanding at June 30, 2004	27,694,234
Deficit accumulated during development stage	(1,104,465)
Total members’ equity	26,589,769

Total Liabilities and Members’ Equity	$28,882,359

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003	Date of Inception to June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	30,000	9,011	176,973
Organization costs	—	5,965	59,271
Consulting and professional fees	83,661	39,017	496,053
Administrative	80,729	81,726	503,296
Totals	194,390	135,719	1,235,593

Operating Loss	(194,390)	(135,719)	(1,235,593)

Other Income (Expense)
Grant income	50,901	—	84,869
Interest income	19,577	—	103,350
Interest expense	(1,161)	(285)	(4,954)
Unrealized loss on derivative instruments	(71,294)	—	(71,294)
Miscellaneous income	7,232	4,650	19,157
Total other income, net	5,255	4,365	131,128

Net Loss	$(189,135)	$(131,354)	$(1,104,465)

Net Loss Per Unit (28,683, 1,280 and 8,361 weighted average units outstanding, respectively)	$(6.59)	$(102.62)	$(132.10)

Notes to Condensed Financial Statements are an integral part of this Statement.

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Project coordinator	65,750	16,001
Organization costs	—	15,806
Consulting and professional fees	158,876	61,147
Administrative	142,463	159,812
Totals	367,089	252,766

Operating Loss	(367,089)	(252,766)

Other Income (Expense)
Grant income	75,119	—
Interest income	57,480	177
Interest expense	(1,949)	(285)
Unrealized loss on derivative instruments	(71,294)
Miscellaneous income	7,232	4,900
Total other income, net	66,588	4,792

Net Loss	$(300,501)	$(247,974)

Net Loss Per Unit (27,754, and 1,280 weighted average units outstanding, respectively)	$(10.83)	$(193.73)

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Date of Inception to June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(300,501)	$(247,974)	$(1,104,465)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,233	399	2,346
Unrealized loss on derivative instruments	71,294	—	71,294
Grant income	(75,119)	—	(84,869)
Deposits on expired land options	3,000	—	3,000
Current assets:
Derivative instruments	(500,000)	—	(500,000)
Accounts receivable	(3,668)	(6,067)	(3,668)
Prepaid expenses	(22,928)	(3,370)	(28,029)
Current liabilities:
Accounts payable	42,321	113,395	119,505
Accrued liabilities	(6,325)	4,068	2,884
Net cash used in operating activities	(790,693)	(139,549)	(1,522,002)

Cash Flows from Investing Activities
Land	(300,061)	—	(1,009,809)
Capital expenditures	(18,578)	—	(19,818)
Capital expenditures for construction in progress	(13,637,641)	—	(16,549,773)
Deposits on land	—	—	(13,000)
Net cash used in investing activities	(13,956,280)	—	(17,592,400)

Cash Flows from Financing Activities
Proceeds from grant	32,168	—	41,918
Member contributions	3,175,000	—	28,102,500
Refunds (Payments) for costs of raising capital	4,851	(85,428)	(373,266)
Payments on short-term notes	(50,836)	—	(50,836)
Proceeds from long-term debt	—	82,000	—
Payments on long-term debt	(835)	(827)	(2,468)
Payments for debt issuance costs	(472,359)	—	(492,359)
Payments for membership unit redemption	(15,000)	—	(35,000)
Net cash from (used in) financing activities	2,672,989	(4,255)	27,190,489

Net Increase (Decrease) in Cash and Cash Equivalents	(12,073,984)	(143,804)	8,076,087

Cash and Cash Equivalents – Beginning of Period	20,150,071	163,779	—

Cash and Cash Equivalents – End of Period	$8,076,087	$19,975	$8,076,087

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$1,949	$285	$4,954

Noncash Investing and Financing Activities

Costs of raising capital in accounts payable	$—	$71,265	$—

Capital expenditures funded by long-term debt	$—	$5,631	$5,631

Construction in progress in accounts payable	$2,109,435	$—	$2,109,435

Construction in progress funded by notes payable	$92,345	$—	$92,345

Debt issuance costs in accounts payable	$8,967	$—	$8,967

Deposits applied for the purchase of land	$—	$—	$10,000

Capital expenditures purchased by accounts payable	$7,127	$—	$7,127

Notes to Financial Statement are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

June 30, 2004

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

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant to be located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production. The Company began construction of its ethanol plant in November 2003. As of June 30, 2004, the Company is in the development stage with its efforts principally devoted to construction activities.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2004 balance sheet at their fair market value.

At June 30, 2004, the Company's derivative instruments include 400 December 2004 long corn calls for between $2.90 and $3.00 per bushel and 400 December 2004 short corn calls for $3.70 per bushel.

On the date the derivative instrument is entered into, the Company will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

The Company has recorded a unrealized loss on derivative instruments for $71,294 related to its derivative contracts for the six months ended June 30, 2004.

Grants

The Company will recognize grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Company has implemented this pronouncement and it did not have a significant effect on the Company's financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments. Management does not expect the implementation of this pronouncement to have a significant effect on the Company’s financial statements.

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

The loan fees consist of underwriting fees, participation fee, and annual facility fee.  The underwriting fees are $100,000 of which $20,000 was due and was paid upon acceptance of the term sheet and $80,000 was due and paid at loan closing.  There was a 75 basis point participation fee on the entire credit facility paid at loan closing totaling $247,682.  This fee will be shared pro rata with the senior debt participants.  There is an annual facility fee of $40,000 beginning at the conversion of the construction loan to the facility term note and upon each anniversary for four years.  If any of the senior debt is prepaid, prepayment penalties of 3%, 2% and 1% of the prepaid principal will apply in the first, second and third year, respectively.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.   The loan is secured by substantially all the Company’s assets.

3.  NOTE PAYABLE

In February 2004, the Company executed a note with an insurance broker.  The new agreement permits the Company to finance the annual builders risk premiums in nine installment payments of $10,531 including interest at 7.11%.  The line is secured by certain assets of the Company.  As of June 30, 2004, the balance outstanding is $41,509.

4.  LONG TERM DEBT

In April 2003, the Company entered into a capital lease agreement for office equipment for $5,631 with accumulated depreciation at June 30, 2004 of $1,384.  The lease calls for thirty-six monthly payments of $160 including interest at 7%, maturing March 2006 and secured by equipment.

Long term debt maturities are as follows:

Periods Ending June 30,
2005	$1,760
2006	1,403
$3,163

5.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units. The Company is authorized to issue up to 28,000 membership units in addition to the seed capital units issued prior to the registered offering.

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

6.  RELATED PARTY TRANSACTIONS

Through June 30, 2004, the Company had incurred $19,375 in project coordinator fees to three current members and one former member.  At June 30, 2004, there was no accounts payable balance relating to these costs.

Through June 30, 2004, the Company has also incurred $124,482 in director fees and related expense, of which $61,175 is included in accounts payable at June 30, 2004 to eight members.

7.  GRANTS

In October 2003, the Wisconsin Department of Commerce approved a grant for $271,000 in funds to reimburse the Company for infrastructure costs.  At June 30, 2004, the Company has not incurred any costs associated with this grant.

In January 2004, the Company was approved for a matching grant from the United States Department of Agriculture for $450,000.  Grant revenue from inception to date related to this grant totals $75,119 of which $42,951 is in grant receivable at June 30, 2004.

In February 2004, the Company was approved for a matching grant from the Transportation Facilities Economic Development Program (TEA) for $160,000.  At June 30, 2004, the Company has not incurred any costs eligible for this grant.

8.  COMMITMENTS AND CONTINGENCIES

The Company estimates total costs of the project to be $59,850,715.  The Company anticipates funding the development of the ethanol plant by using approximately $881,000 of grants, the proceeds it raised through the close of the Offering, and utilizing debt financing for the remainder of the costs.

The Company entered an agreement in March 2002, with a railroad engineering firm to complete a Preliminary Rail Design and the required documentation covering a Transportation Economic Assistance grant. The TEA grant may fund up to fifty percent of the project costs relating to transportation improvements. The estimated commitment for this agreement is approximately $64,400. As of June 30, 2004, the Company has incurred $29,915 of this cost.

In October 2003, the Company entered into an agreement with an electric cooperative to provide electrical service.  The Company is required to make a non-refundable payment in aid of construction for the facilities the electrical cooperative will install for the benefit of the Company.  The amount of this aid of construction shall be $146,000, unless there are changes in the scope of the facilities and the amount may be adjusted accordingly.  As of June 30, 2004, the Company has made an aid of construction payment of $60,000.

In October 2003, the Company entered into an agreement with a contractor for work site grading.  Work site grade work began in October 2003.  The total amount to be paid for the work as originally engaged approximated $570,710.  The contractor has been approved for additional services above the original contract amount and at June 30, 2004, $772,334 of cost has been incurred of which $76,395 is included in construction accounts payable.

On October 8, 2003, the Company entered into an agreement with a related party, Fagen, Inc., to perform all design and construction services, provide all material, equipment, tools and labor, necessary to build a 40 million gallon dry grind ethanol plant for $45,575,000, subsequently amended by change orders to $45,604,143.  The design-build contract provides that the Company may be entitled to receive either consequential damages for losses such as loss of use, profits, business, reputation or financing, or liquidated damages in the event Fagen, Inc. fails to substantially complete the plant by the scheduled completion date.  These liquidated damages are in lieu of consequential damages for any losses we may incur, such as loss of use, profits, business, reputation, or financing.  If Fagen, Inc. does not complete within specified dates, they will pay the Company for each day that substantial completion remains outstanding.  If the plant is substantially completed 1 to 60 days prior to substantial completion date, the Company will pay the Fagen, Inc. an early performance bonus for each day that substantial completion is achieved prior to the substantial completion date.  If the contract is terminated by the Company without cause or by Fagen, Inc. for cause, the Company is required to pay the Fagen, Inc. a fee of $1,000,000 if the Company resumes construction of the plant through their own employees or third parties.  As of June 30, 2004, the Company has incurred $17,154,880 in costs related to this contract and $2,006,953 is included in construction accounts payable.

In November 2003, the Company entered into an agreement for consulting services from November 17, 2003 to February 17, 2004.  This agreement has been verbally extended.  Fees are to be $500 per day.  As of June 30, 2004, the Company has incurred $91,203 of these costs of which $7,041 is in accounts payable.

In April 2004, the Company entered into an agreement for excavating services for sewer and water main construction and roadway construction for $185,603.  The Company has incurred $166,126 of these costs of which $9,280 is in accounts payable.

In April 2004, the Company entered into two natural gas related agreements.  The natural gas sales agreement commits the Company to purchase specified quantities of natural gas at a then prevailing market prices once the ethanol plant becomes operational.  The second agreement, the natural gas transportation service agreement, provides transportation of the natural gas to the ethanol plant at specific transportation rates.

In April 2004, the Company entered into an agreement for the septic system for the administration building for $14,480.  All of these costs have been incurred of which $4,480 is in accounts payable.

In May 2004, the Company entered into an agreement for the administration building for $379,214, subsequently amended to $380,494.  As of June 30, 2004, the Company has incurred $8,698 of these costs of which all are in accounts payable.

In June 2004, the Company entered into an agreement for water treatment chemicals and service program for a period of three years from the startup of the plant.  The agreement includes $10,000 for integration software, $15,590 for start up costs and an annual operating cost of $71,784.  This agreement may be terminated by either party with 30 day written notice.

In June, 2004, the Company purchased 10 acres with buildings for $300,061.

Item 2.  Management’s Discussion and Analysis and Plan of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the factors described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001 for the purpose of constructing and operating a 40-million gallon per year ethanol plant near Friesland, Wisconsin.  We expect the total project cost to be approximately $59,850,715, which includes approximately $45,604,143 to build the plant.

We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2, which was declared effective on May 14, 2003 and closed on April 9, 2004.  We raised $27,500,000 in our offering.  In February 2004, we executed debt financing agreements for a construction loan of $33,024,200.  Upon completion of the project, the construction loan converts into a term loan of $29,024,200 and a revolving loan of $4,000,000.  Based upon our offering proceeds, senior credit facility and grant financing, we will have approximately $61,405,200 of capital available for the project.  On April 30, 2004, we filed a Form 8-A Registration Statement with the Securities Exchange Commission indicating that we have total assets exceeding $10 million and more than 500 unit holders.

Construction of the project is progressing on schedule and we anticipate the plant will be substantially complete by the middle of March 2005.  Start-up operations are expected to begin shortly after substantial completion.

Plan of Operations to Start-up of the Ethanol Plant

Construction Schedule and Project Budget

We expect to spend the next 12 months continuing the construction of the ethanol plant and commencing start-up operations.  As of the date of this report, construction of the ethanol facility is progressing according to schedule.  We anticipate plant construction will be substantially complete by the middle of March 2005 and expect start-up operations to begin shortly thereafter.  These dates are only estimates and we may experience construction delays or delays in testing and start-up operations that would cause substantial completion and start-up operations to occur later than we currently expect.

Phase I of the construction process is nearly complete.  Site grading, concrete and dirt work are 80% complete.  Phase II of the construction process has been started.  Phase II work includes installation of the utilities infrastructure.  We expect to begin installing the water distribution system in the next few weeks.

Union Pacific Railroad is revising its standardized rail siding agreement, which has caused an administrative delay in our execution of an agreement for construction of the rail siding at the site.  It is possible that this delay will result in the rail siding not being completed before the plant is operational.  If the rail siding is not complete when our plant begins operations, we will be forced to transport a greater than planned percentage of our ethanol by truck.  Transporting all of our ethanol production by truck may be more expensive and may have a material adverse impact on our earnings.

Construction has been initiated in the grain receiving and storage area with the excavation of the grain and dry distillers grains transfer tunnel as well as the sub-soil excavation for the grain silos.  Additionally, construction has begun on the dry distillers grains building, with the building’s foundation footing poured.  We have received structural steel for the actual building which we are storing on site.

In the fermentation area, the field tank fabricators continue to erect the fermentation tanks with two tanks nearing completion.  The process equipment slab has been poured for this area.  In the process building, the floor sumps have been poured and the column foundation is being formed.

The rings walls for the field erected tanks in the stillage and syrup storage areas have been completed.  Dirt work for the ethanol tank farm has begun with the installation of the retaining walls.  The cooling tower sump has been poured and excavation on the tower foundation has begun.

On May 12, 2004, we entered into an agreement with Oelke Construction Co., Inc. for the construction of the administration building for $379,214, which was subsequently amended to $380,494.  Oelke Construction has started the construction of the administration building.

Utility supply and offsite connections are progressing as well.  Both wells have been drilled and water samples have been sent for analysis.  The plant fire loop has been installed and excavation for the new electrical substation has been initiated.

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

We anticipate having sufficient capital available to meet our costs and obligations over the next 12 months.  The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our design-builder and prime subcontractor’s experience with other ethanol plants.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described elsewhere in our report and in our Form 10-KSB/A.

PLANT CONSTRUCTION COST(1)	$45,665,000
ADMINISTRATIVE BUILDING	$617,000
RAILROAD	$1,561,928
OTHER PLANT EQUIPMENT	$356,000
ROLLING STOCK	$63,000
LAND AND SITE DEVELOPMENT	$3,290,000
OTHER BUILDING COSTS
Insurance-Builders Risk (14 months)	$138,000
Construction Bond	$308,895
INVENTORY-WORKING CAPITAL
Inventory-corn	$2,500,000
Inventory-ethanol and DDGS	$1,505,000
Inventory-process supplies/chemicals	$97,000
Corn Hedging	$500,000
Spare Parts	$200,000
ENTITY ORGANIZATION	$58,771
FINANCING COSTS	$870,800
COST OF RAISING CAPITAL	$390,351
EQUITY CLOSING	$540,310
PRE-OPERATING COSTS	$1,188,660
TOTAL	$59,850,715

(1)  Change orders are not included in our current estimate of costs.  If we execute change orders that materially impact our estimated plant construction cost, the budget will be revised to reflect such impact.

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

•                  Changes in the price of steel;

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

Market Trends and Uncertainties

The continuing volatility in the corn futures market and variances in crop conditions in Wisconsin present uncertainties as to our anticipated cost of corn per bushel.  Variances in the price of corn increase or decrease the breakeven cost per gallon of producing ethanol.  The cost of corn is now trading in the lower 1/3 of its anticipated price range.  For the previous quarter ended March 31, 2004, corn was trading in the top 1/3 of its anticipated price range. We intend to minimize our exposure to corn price volatility by using price risk management strategies such as forward contracting and price hedging.   We have engaged the firm of R.J. O’Brien to assist us with the development and implementation of these price risk strategies.

At June 30, 2004, the Company's derivative instruments include 400 December 2004 long corn calls for between $2.90 and $3.00 per bushel and 400 December 2004 short corn calls for $3.70 per bushel.

We may also be subject to ethanol price risk as Brazil and other countries have developed a process for producing ethanol from sugar cane at a lower cost of production than corn-based ethanol production.  With up to 7% of the United States production tariff free under the rules of the Caribbean Basin, this foreign ethanol production could increase the supply of ethanol in the United States thereby reducing the price of domestic ethanol and decreasing our revenues.

The prices of natural gas, electricity and gasoline have been trending at a higher up-trend line then anticipated.  This will cause us to pay more for electricity and natural gas.  Natural gas will be an important input to our manufacturing process.  We expect to use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  We expect the increased costs will be offset by higher selling prices for our dried distillers grains.  We intend to minimize our exposure to such natural gas price volatility by using price risk management strategies such as forward contracting and price hedging.  We have engaged the firm of R.J. O’Brien to assist us with the development and implementation of these price risk strategies.

Some of the risk from foreign ethanol production may be offset by a continued growth in demand.  One reason for the increased demand for ethanol is the continued phase out legislation for MTBE.  MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  New York and Connecticut have banned the use of MTBE.  Sixteen states, including California, have passed phase out legislation for MTBE.  In January 2005, Atlanta, Georgia will begin ethanol blending, which is expected to create an estimated annual demand of 250 million gallons of ethanol. The price of unleaded gasoline is also trading at historically high prices, causing the price of ethanol to remain favorable and helping to offset the high price of corn.

Operating Contracts

In April 2004, we entered into two natural gas related agreements.  The natural gas sales agreement commits the Company to purchase specified quantities of natural gas at a then prevailing market prices once the ethanol plant becomes operational.  The second agreement, the natural gas transportation service agreement, provides transportation of the natural gas to the ethanol plant at specific transportation rates.  Additionally, in April, the Company entered into an agreement for the septic system for the administration building for $14,480 and a land surveying agreement for staking and office support.

On May 12, 2004 we hired Diamond Sunset, LLC to be our grain merchandiser.  Diamond Sunset, LLC is an independent contractor.  Under our agreement with Diamond Sunset, LLC, we will pay $275 per day plus reimbursable expenses in exchange for assistance with grain procurement.  This includes market review of potential off farm purchases, elevator supply agreements, corn procurement plan and strategy, promotion of the business with area producers and commercial grain handlers and the negotiation of supply agreements with commercial handlers.  This agreement terminates on December 31,2004 unless extended by the parties.  On May 12, 2004 we contracted with G.A. Foster to serve as interim project coordinator to complete specific tasks.  Subsequently, G.A. Foster’s tasks were completed and we hired John Haas as project coordinator.  John Haas began work on July 13, 2004.  John Haas will assist us in the development of our plant, completing responsibilities related to the management of subcontractors on the construction site and providing technical experience on practices and procedures for the operational phase of the project.  We will pay John Haas $325 per day for his services.  The agreement terminates on December 31, 2004, unless extended by the parties.

In June 2004, we entered into an agreement for water treatment chemicals and service program for a period of three years from the startup of the plant.  The agreement includes $10,000 for integration software, $15,590 for start up costs and an annual operating cost of $71,784.  Either party may terminate this agreement with 30 day written notice.

In June 2004, we completed the purchase of 10 acres of land for the plant site with buildings for $300,061 from Douglas and Heather Tessmann.  We are leasing use of the land back to the Tessmanns under a one-year lease.

On June 7, 2004 we entered into a development agreement with the town of Randolph, Wisconsin.  Under this agreement, Randolph will enter into an agreement with the Wisconsin Department of Commerce for a $271,000 community development block grant, which will be used to reimburse us for infrastructure improvements to our plant, such as roads and a water tower tank.  In exchange for the reimbursement for these improvements, we have agreed to create and fill at least 32 full-time positions at our plant, with at least 51% of those jobs being made available to low to moderate-income persons.

We are discussing the terms and conditions of an ethanol marketing agreement with a potential ethanol marketing firm.  We anticipate entering into an ethanol marketing agreement prior to substantial completion of plant construction.  We are also discussing the terms and conditions of a distillers grains marketing agreement with potential distillers grains marketing firms.  We anticipate entering into a distillers grains marketing agreement prior to substantial completion of plant construction.  In addition, we are discussing terms for a railroad construction contract.  We anticipate entering into a railroad construction contract in Fall 2004.

Subsequent to the period of this report, we have entered into a one-year risk management contract with R.J. O’Brien.  R.J. O’Brien will be developing and implementing risk management strategies for our natural gas, corn, ethanol, and distillers grain.  Under the agreement, we will pay R.J. O’Brien a flat fee of $12,500, a fixed monthly fee of $1,500 and commissions for futures and options transactions that are volume dependent.

Upon start-up of plant operations, we will be applying for a grant from the USDA’s Commodity Credit Corporation Bioenergy Program. Under the grant program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. No eligible producer may receive more than $7.5 million annually under the program. Because we expect to be an eligible producer and to annually utilize 15 million bushels of corn in the increased production of ethanol, we expect to potentially receive the maximum award of $7.5 million. However, the Commodity Credit Corporation may award only $150 million annually fiscal years 2003 through 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.   As more plants are built and current plants increase production, we expect there will be more eligible producers applying for grant proceeds.  The CCC has reduced its 2004 Bioenergy Program payments by approximately 65% to 70% based upon the volume of applications from eligible producers.  A similar or greater pro rata reduction may be made to any grant award we receive.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  We expect to be eligible to receive an award under the program only once during the life of our project.  However, to the extent that our start-up period covers more than one fiscal year of the U.S. government, we may apply twice and receive more than one award under the program.  The Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.  If our ethanol plant is not operational by the expiration of the CCC program or has not had substantial operations, we may not be eligible for the grants or may receive a reduced amount.

Liquidity and Capital Resources

As of June 30, 2004, we had cash of $8,076,087 and total assets of $28,882,359, including construction-in-process of $18,751,553.  As of June 30, 2004, we had current liabilities of $2,291,187, which consists primarily of our construction accounts payable.  Since our inception through June 30, 2004, we have an accumulated deficit of $1,104,465.  Total members’ equity as of June 30, 2004 was $26,589,769.  Since our inception, we have generated no revenue from operations.

As of June 30, 2004, we have sold a total of 27,500 units in the offering and collected the maximum offering proceeds of $27,500,000.  Our current total outstanding units are 28,780 which represents the 27,500 units sold in the offering plus 1,280 seed capital units.

We have entered into a senior credit facility consisting of a $33,024,200 single construction loan with AgStar Financial Services, PCA.  The credit facility is secured by substantially all of our assets. During construction, which is expected to be for a period of up to 16 months, we will make interest only payments on the principal balance of $33,024,200 at an interest rate equal to the one-month LIBOR (the London Interbank Offered Rate) plus 3.75%.  This interest rate may be adjusted downward depending on the level of owners’ equity as reported in our monthly financial statements.  If owners’ equity is between 50% and 54.99%, the interest rate will be at the monthly LIBOR plus 3.25%.  If owners’ equity exceeds 55%, the interest rate will be equal to the monthly LIBOR plus 2.75%.

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

The construction loan, converted term loan and line of credit agreements contain restrictions and financial covenants to which we will be subject during the term of the agreements.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

We estimate that we will need approximately $45,665,000 to construct the plant and a total of approximately $59,850,715 to cover all expenditures necessary to complete the project, make the plant operational and produce revenue.  Based upon the offering proceeds of $27,500,000, the senior credit facility of $33,024,200, and grant financing of approximately $881,000, we expect to have approximately $61,405,200 of capital available.  This means that we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

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

The following table describes our use of our net offering proceeds as of June 30, 2004:

TOTAL PLANT CONSTRUCTION COST:	$15,147,927

LAND AND SITE DEVELOPMENT:	$2,409,591

OTHER COSTS(1):	$906,840

CORN HEDGING:	$500,000

FINANCING COSTS:	$492,359

BUILDER’S RISK:	$75,023

TOTAL:	$19,531,740

(1)  Other costs consist of board fees, project manager fees, investor unit redemptions, line of credit payoff, professional fees and other general and administrative costs.  No single expenditure in any of the foregoing cost categories exceeded $100,000.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits And Reports On Form 8-K

(a)                                  The following exhibits are included herein:

Exhibit No.	Exhibit
10.1	Agreement for Individually-Contracted Firm Natural Gas Transportation Service with Wisconsin Power and Light Company dated April 8, 2004.*

10.2	Gas Sales Agreement with WPS Energy Services, Inc. dated April 1, 2004.*

10.3	Standard Form of Agreement Between Owner and Contractor with Oelke Construction Co., Inc. dated May 12, 2004.

10.4	Development Agreement with the town of Randolph, Wisconsin dated June 7, 2004.

10.5	Agreement for commodities management with Diamond Sunset, LLC dated May 12, 2004.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

*                  Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	August 16, 2004	/s/ Kevin M. Roche
Kevin M. Roche
President (Principal Executive Officer)

Date:	August 16, 2004	/s/ Robert J. Miller
Robert J. Miller
Treasurer (Principal Financial and Accounting Officer)