Form 10QSB
period 2004-09-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2004-11-15
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

(920) 348-5016

(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of November 13, 2004, there were 28,780 units outstanding.

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Balance Sheet

ASSETS	September 30, 2004
(Unaudited)
Current Assets
Cash and cash equivalents	$32,858
Derivative instruments	97,809
Account receivable	2,106
Grants receivable	117,029
Prepaid expenses	22,903
Total current assets	272,705

Equipment
Land	1,019,809
Office equipment	32,576
Construction in progress	32,253,644
Total property and equipment	33,306,029
Less accumulated depreciation	(3,730)
Net equipment	33,302,299

Other Assets
Debt issuance costs	510,791
Total other assets	510,791

Total Assets	$34,085,795

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Balance Sheet

LIABILITIES AND EQUITY	September 30, 2004
(Unaudited)
Current Liabilities
Current maturities of long-term debt	$1,791
Accounts payable	112,650
Construction accounts payable	7,617,770
Accrued liabilities	12,212
Note payable	10,469
Total current liabilities	7,754,892

Commitments and Contingencies

Long-Term Debt, less current maturities	943

Members’ Equity
Member contributions, net of costs related to capital contributions, 28,780 units at September 30, 2004	27,696,394
Deficit accumulated during development stage	(1,366,434)
Total members’ equity	26,329,960

Total Liabilities and Members’ Equity	$34,085,795

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003	Date of Inception to September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	29,800	24,855	206,773
Organization costs	—	2,490	59,271
Consulting and professional fees	51,106	68,792	547,160
Administrative	103,800	80,233	607,096
Totals	184,706	176,370	1,420,300

Operating Loss	(184,706)	(176,370)	(1,420,300)

Other Income (Expense)
Grant income	39,954	—	124,823
Interest income	6,650	—	110,000
Interest expense	(608)	(1,196)	(5,561)
Unrealized loss on derivative instruments	(130,897)	—	(202,191)
Miscellaneous income	7,638	—	26,795
Total other income (expense), net	(77,263)	(1,196)	53,866

Net Loss	$(261,969)	$(177,566)	$(1,366,434)

Net Loss Per Unit (28,780, 1,280 and 10,183 weighted average units outstanding, respectively)	$(9.10)	$(138.72)	$(134.19)

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Project coordinator	95,550	40,856
Organization costs	—	18,296
Consulting and professional fees	209,983	129,939
Administrative	246,263	240,108
Totals	551,796	429,199

Operating Loss	(551,796)	(429,199)

Other Income (Expense)
Grant income	115,073	—
Interest income	64,130	177
Interest expense	(2,556)	(1,417)
Unrealized loss on derivative instruments	(202,191)	—
Miscellaneous income	14,870	4,900
Total other (Expense) income, net	(10,674)	3,660

Net Loss	$(562,470)	$(425,539)

Net Loss Per Unit (28,099, and 1,280 weighted average units outstanding, respectively)	$(20.02)	$(332.45)

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

			Date of
	Nine Months Ended	Nine Months Ended	Inception to
	September 30,	September 30,	September 30,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(562,470)	$(425,539)	$(1,366,434)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,617	804	3,730
Unrealized loss on derivative instruments	202,191	—	202,191
Grant income	(115,073)	—	(124,823)
Deposits on expired land options	3,000	—	3,000
Current assets:
Derivative instruments	(300,000)	—	(300,000)
Accounts receivable	(2,106)	(6,068)	(2,106)
Prepaid expenses	(17,802)	125	(22,903)
Current liabilities:
Accounts payable	26,001	196,843	103,185
Accrued liabilities	3,003	3,080	12,212
Net cash used in operating activities	(760,639)	(230,755)	(1,491,948)

Cash Flows from Investing Activities
Land	(300,061)	—	(1,009,809)
Capital expenditures	(25,705)	—	(26,945)
Capital expenditures on construction in progress	(21,631,397)	—	(24,543,529)
Deposits on land	—	—	(13,000)
Net cash used in investing activities	(21,957,163)	—	(25,593,283)

Cash Flows from Financing Activities
Proceeds from grant	(1,956)	—	7,794
Member contributions	3,175,000	—	28,102,500
Refunds (Payments) for costs of raising capital	7,011	—	(371,106)
Payments on short-term notes	(81,876)	—	(81,876)
Proceeds from notes payable	—	221,500	—
Payments on long-term debt	(1,264)	(1,227)	(2,897)
Payments for debt issuance costs	(481,326)	(151,452)	(501,326)
Payments for membership unit redemption	(15,000)	—	(35,000)
Net cash from financing activities	2,600,589	68,821	27,118,089

Net Increase (Decrease) in Cash and Cash Equivalents	(20,117,213)	(161,934)	32,858

Cash and Cash Equivalents – Beginning of Period	20,150,071	163,779	—

Cash and Cash Equivalents – End of Period	$32,858	$1,845	$32,858

Notes to Financial Statement are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development State Company)

Condensed Statements of Cash Flows

			Date of
	Nine Months Ended	Nine Months Ended	Inception to
	September 30,	September 30,	September 30,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$2,556	$—	$5,561

Noncash Investing and Financing Activities

Costs of raising capital in accounts payable	$—	$27,508	$—

Capital expenditures funded by long-term debt	$—	$—	$5,631

Construction in progress in accounts payable	$7,617,770	$—	$7,617,770

Construction in progress funded by notes payable	$92,345	$—	$92,345

Debt issuance costs in accounts payable	$9,465	$—	$9,465

Deposits applied for the purchase of land	$—	$—	$10,000

Notes to Financial Statement are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

September 30, 2004

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

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant to be located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers dried grains as a co-product of ethanol production. The Company began construction of its ethanol plant in November 2003.  As of September 30, 2004, the Company is in the development stage with its efforts principally devoted to construction activities.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the September 30, 2004 balance sheet at their fair market value.

At September 30, 2004, the Company’s derivative instruments include 400 December 2004 short corn calls for $3.70 per bushel.

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

The Company has recorded a unrealized loss on derivative instruments for $202,191 related to its derivative contracts for the nine months ended September 30, 2004.

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

These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.  The loan is secured by substantially all the Company’s assets.  As of September 30, 2004, the Company has not borrowed on this credit facility.

3.  NOTE PAYABLE

In February 2004, the Company executed a note with an insurance broker.  The new agreement permits the Company to finance the annual builders risk premiums in nine installment payments of $10,531 including interest at 7.11%.  The line is secured by certain assets of the Company.  As of September 30, 2004, the balance outstanding is $10,469.

4.  LONG TERM DEBT

In April 2003, the Company entered into a capital lease agreement for office equipment for $5,631 with accumulated depreciation at September 30, 2004 of $1,667.  The lease calls for thirty-six monthly payments of $160 including interest at 7%, maturing March 2006 and secured by equipment.

Long term debt maturities are as follows:

Periods Ending June 30,
2005	$1,791
2006	943
$2,734

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

6.  RELATED PARTY TRANSACTIONS

Through September 30, 2004, the Company had incurred $19,375 in project coordinator fees to three current members and one former member.  At September 30, 2004, there was no accounts payable balance relating to these costs.

Through September 30, 2004, the Company has also incurred $141,283 in director fees and related expense, of which $45,343 is included in accounts payable at September 30, 2004 to eight members.

7.  GRANTS

In October 2003, the Wisconsin Department of Commerce approved a grant for $271,000 in funds to reimburse the Company for infrastructure costs.  At September 30, 2004, the Company has incurred $93,729 of costs eligible for reimbursement under this grant, of which all is included in grants receivable.

In January 2004, the Company was approved for a matching grant from the United States Department of Agriculture for $450,000.  Grant revenue for inception to date totals $115,073 of which $23,300 is in grants receivable at September 30, 2004.

In February 2004, the Company was approved for a matching grant from the Transportation Facilities Economic Development Program (TEA) for $160,000.  At September 30, 2004, the Company has not incurred any costs eligible for reimbursement under this grant.

8.  COMMITMENTS AND CONTINGENCIES

The Company estimates of total costs of the project to be $60,207,103.  The Company anticipates funding the development of the ethanol plant by using approximately $881,000 of grants, the proceeds it raises through the close of the Offering, and utilizing debt financing for the remainder of the costs.

The Company entered an agreement in March 2002, with a railroad engineering firm to complete a Preliminary Rail Design and the required documentation covering a Transportation Economic Assistance grant. The TEA grant may fund up to twenty five percent of the rail contract costs relating to transportation improvements.  The estimated commitment for this agreement is approximately $64,400.  As of September 30, 2004, the Company has incurred $29,915 of this cost of which $1,125 is included in accounts payable.

In October 2003, the Company entered into an agreement with an electric cooperative to provide electrical service.  The Company is required to make a non-refundable payment in aid of construction for the facilities the electrical cooperative will install for the benefit of the Company.  The amount of this aid of construction shall be $183,000, unless there are changes in the scope of the facilities and the amount may be adjusted accordingly.  As of September 30, 2004, the Company has made an aid of construction of $60,000.  The Company has entered into an agreement with Adams Columbia to finance all or a portion of the balance of the aid of construction.

In October 2003, the Company entered into an agreement with a contractor for work site grading.  Work site grade work began in October 2003.  The total amount to be paid for the work as originally engaged approximated $570,710.  The contractor has been approved for additional services above the original contract amount and at September 30, 2004, $775,483 of cost has been incurred of which $35,395 is included in construction accounts payable.

On October 8, 2003, the Company entered into an agreement with a related party, Fagen, Inc., to perform all design and construction services, provide all material, equipment, tools and labor, necessary to build a 40 million gallon dry grind ethanol plant for $45,575,000, subsequently amended to $45,695,000.  The design-build contract provides that the Company may be entitled to receive either consequential damages for losses such as loss of use, profits, business, reputation or financing, or liquidated damages in the event Fagen, Inc. fails to substantially complete the plant by the scheduled completion date.  These liquidated damages are in lieu of consequential damages for any losses we may incur, such as loss of use, profits, business, reputation, or financing.  If Fagen, Inc. does not complete within specified dates, they will pay the Company for each day that substantial completion remains outstanding.  If the plant is substantially completed 1 to 90 days prior to substantial completion date, the Company will pay the Fagen, Inc. an early performance bonus for each day that substantial completion is achieved prior to the substantial completion date.  If the contract is terminated by the Company without cause or by Fagen, Inc. for cause, the Company is required to pay the Fagen, Inc. a fee of $1,000,000 if the Company resumes construction of the plant through their own employees or third parties.  As of September 30, 2004, the Company has incurred $29,625,898 in costs related to this contract and $6,976,106 is included in construction accounts payable.

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

In May 2004, the Company entered into an agreement for the administration building for $379,214, subsequently amended to $392,320.  As of September 30, 2004, the Company has incurred $233,411 of these costs of which $32,315 is in accounts payable.

In June 2004, the Company entered into an agreement for water treatment chemicals and service program for a period of three years from the startup of the plant.  The agreement includes $10,000 for integration software, $15,590 for start up costs and an annual operating cost of $71,784.  This agreement may be terminated by either party with 30 day written notice.

In August 2004, the Company entered into an agreement with a company for road widening services for $52,690.  The Company also entered into another agreement with the same company for paving services at their facility for $29,190.  No costs have been incurred at September 30, 2004.

In August 2004, the Company entered into a marketing agreement with a company to market, sell and distribute the entire ethanol produced at this facility.  The agreement shall commence on the first day of the month that the Company initially ships ethanol and shall continue for a period of 12 months.

In August 2004, the Company entered into a marketing agreement with a company for the purpose of marketing and selling all the distillers grains the Company elects to ship by rail out of state.  The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

On August 31, 2004 we entered into a ten-year lease agreement with Greenbrier Leasing Corporation for eighty-five covered hopper cars. We will pay Greenbrier Leasing Corporation $460.00 per car /per month.

In September 2004, the Company entered into an agreement for concrete services for $43,500 minus $66.60/yd for work on the fire building walls and the ROA and fire water tank foundations.  No funds have been expended under this agreement.

In September 2004, the Company entered into an agreement for underground piping for $20,620.

9. SUBSEQUENT EVENTS

In October 2004, the Company entered into an agreement with a company for the rail yard construction for $815,539.  The contract will commence on October 16, 2004 and be completed by May 20, 2005.

In October 2004, the Company entered into an agreement to purchase approximately one acre of land for $10,000.  The land was purchased to allow better access to the rail spur line.  The Company has paid a down payment of $5,000.  The closing is expected to occur in January 2005.

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001 for the purpose of constructing and operating a 40-million gallon per year ethanol plant near Friesland, Wisconsin.  We expect the total project cost to be approximately $60,207,103, which includes approximately $45,695,000  to build the plant.

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

Phase I “dirt work” (site grading and preparation) is approximately 97% complete.  Phase II dirt work is approximately 68% complete.  Phase I work is the responsibility of United Wisconsin Grain Producers LLC, and Phase II is the responsibility of Fagen Inc.

Grain Receiving and Storage Area – The outer walls of the two concrete storage silos have been poured.  The roof and internal floors are scheduled to be poured over the next two weeks.  The foundation for the corn receiving building has been poured with electrical crews scheduled to move in promptly.  The corn handling equipment has been received and crews are busy assembling this equipment.

DDG Storage Building – Structural steel and siding on walls and roofs is complete.  Mechanical equipment is being installed.

Fermentation Area – The structural steel has been erected along with pipe racks.  Piping crews have started the installation of the piping systems while electrical crews install cable trays.  All of the mixers have been installed on the fermentation tanks.

Process Building – The steel erection has been completed as well as stairs and handrails to the second levels.  Piping crews have started the main system piping including installation of instrumentation.  The electrical crews are installing cable trays and conduit

Distillation and Evaporation – Piping is the primary focus, with tie-ins to pumps and heat exchangers.  The evaporator pumps have been set with piping crews working on the discharge piping.

Stillage and Syrup Storage Areas – All five field erected tanks have been completed.  Several of the pumps have been set; however, piping is still under way.

Centrifuges, DDG Dryers and Thermal Oxidizer – Dryers are in place and boiler and thermal oxidizer are to be delivered in November.  Centrifuges are on site.

Ethanol Tank Farm – Work on the field erected tanks is approximately 80% complete and will be painted in the spring.

Cooling Tower – The sump has been poured and excavation on the tower foundation has begun.

Administration Building – Construction on the administration building is continuing with siding installed and only the brickwork remaining to complete the exterior.  Crews have been painting the interior.

Rail Yard – Construction on the rail yard and rail spur began in October 2004.  Due to a delay with the Union Pacific Railroad, our rail siding may not be complete before the plant is operational.  If the rail siding is not complete when our plant begins operations, we will be forced to transport a greater than planned percentage of our ethanol by truck.  Transporting all of our ethanol production by truck may be more expensive and may have a material adverse impact on our earnings, during the first three months of operations.

Utility Supply and Offsite Connections – Construction on the primary electrical substation is on track for the March start-up date.

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

PLANT CONSTRUCTION COST(1)	$45,695,000
ADMINISTRATIVE BUILDING AND FIXTURES	$630,000
RAILROAD	$1,441,930
OTHER PLANT EQUIPMENT	$362,000
ROLLING STOCK	$93,000
LAND AND SITE DEVELOPMENT	$3,422,000
OTHER BUILDING COSTS
Insurance-Builders Risk (14 months)	$138,000
Construction Bond	$308,895
INVENTORY-WORKING CAPITAL
Inventory-corn	$2,500,000
Inventory-ethanol and DDGS	$1,505,000
Inventory-process supplies/chemicals	$97,000
Corn Hedging	$500,000
Spare Parts	$200,000
ENTITY ORGANIZATION	$58,771
FINANCING COSTS	$970,300
COST OF RAISING CAPITAL	$390,351
EQUITY CLOSING	$540,310
PRE-OPERATING COSTS	$1,354,548
TOTAL	$60,207,103

(1) Change orders are not included in our current estimate of costs.  If we execute change orders that materially impact our estimated plant construction cost, the budget will be revised to reflect such impact.

Our current budget estimates a total project cost of $60,207,103, which includes $45,695,000 to build the plant and $14,512,103 for other project costs including land and site development, railroad costs, inventory, entity organization, equity closing, pre-operating costs and working capital.  The total project cost has increased $882,103.  The increase is attributed to higher pre-operations costs, increased site leveling and excavation costs, additional plant construction, and higher than anticipated administration building construction costs.

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

Market Trends and Uncertainties

The continuing volatility in the corn futures market and variances in crop conditions in Wisconsin present uncertainties as to our anticipated cost of corn per bushel.  Variances in the price of corn increase or decrease the breakeven cost per gallon of producing ethanol.  Wisconsin is experiencing a very large corn crop.  This large crop has decreased the price of corn over the last few months.  However, this favorable trend is somewhat offset by below average crop conditions in our corn supply area.  We anticipate procuring corn at or near our forecast estimates during the start-up and early operations period of the plant.  We intend to minimize our exposure to corn price volatility by using price risk management strategies such as forward contracting and price hedging.   We have engaged the firm of R.J. O’Brien to assist us with the development and implementation of these price risk strategies.

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

The prices of natural gas, electricity and gasoline have been trending at a higher up-trend line than anticipated.  This will cause us to pay more for electricity and natural gas.  Natural gas will be an important input to our manufacturing process.  We expect to use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  We expect the increased costs will be offset by higher selling prices for our ethanol and dried distillers grains.  We intend to minimize our exposure to such natural gas price volatility by using price risk management strategies such as forward contracting and price hedging.   We have engaged the firm of R.J. O’Brien to assist us with the development and implementation of these price risk strategies.

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

Operating Contracts

In August 2004, we entered into a marketing agreement with Renewable Products Marketing Group, LLC to market, sell and distribute all the ethanol produced at our facility.  Under this agreement, we will elect to have our ethanol marketed under either a pooling or non-pooling arrangement.  If we elect to use the pooling arrangement, we will pay RPMG a pooling fee of ¾ of a cent ($.0075) per gallon.  RPMG will pay us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled averaged distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied to the pool.  If we use the non-pooling arrangement, RPMG will pay us the net proceeds of sale based upon the price per gallon of ethanol paid by third party customers to RPMG less freight costs.  This agreement begins on the first day of the month we ship ethanol for the first time and continues thereafter for a period of 12 months.  If neither party terminates the agreement after the initial 12 months or at the end of any renewal period, the agreement automatically renews for successive terms of one year.

On August 31, 2004, we entered into a distillers grains marketing agreement with Commodity Specialists Company (“CSC”) for the sale of all the distillers grains we produce and ship by rail from the plant.  Depending on how much of our distillers grains we market locally, our agreement with CSC permits us to use CSC to market any amount of distillers grains that we produce and ship by truck.  CSC will pay us 98% of the actual sale price less the freight costs incurred by CSC, if any. The initial term of the agreement is for one year commencing upon start-up of production. The agreement shall remain in effect until it is terminated by either party.

On August 25, 2004, we hired Northeast Asphalt, Inc., to furnish labor, material and equipment necessary to perform road-widening services for the contract price of $52,690.   On August 31, 2004 we entered into a ten-year lease agreement with Greenbrier Leasing Corporation for eighty-five covered hopper cars. We will pay Greenbrier Leasing Corporation $460 per car /per month.

In September 2004, pursuant to a Transportation Economic Assistance Agreement-Rail between the Town of Randolph and the Wisconsin Department of Transportation we entered into an agreement granting the Town of Randolph a perpetual track easement for the right to construct and operate a railroad spur. The railroad spur will provide us access to and from the railroad track owned by Union Pacific Railroad Company. In addition, we entered into a facility use agreement with the Town of Randolph providing us the right to use the track and railroad spur for shipping and receiving materials. We have the responsibility to perform or arrange all maintenance and repairs of the spur, the roadbed, drainage ways and structures necessary for the safe operation of the railroad service.

On September 1, 2004, we entered into an agreement with Jensen Poured Walls, Inc. for concrete services for $43,500 minus $67 per yard of concrete purchased/supplied. The concrete work is used for the fire building walls and the ROA and fire water tank foundations.

On September 13, 2004, we entered into an agreement with Krause Excavating Inc., for the laying of underground piping. The total contract price is $20,620.

Subsequent to the period of this report we entered into a contract for the purchase of one acre of property for $10,000 to accommodate better access to the railway. We paid $5,000 in earnest money with closing occurring no later than January 7, 2005.

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

Liquidity and Capital Resources

As of September 30, 2004, we had cash of $32,858 and total assets of $34,085,795, including construction-in-process of $32,253,644.  As of September 30, 2004, we had current liabilities of $7,754,892, which consists primarily of our construction accounts payable.  Since our inception through September 30, 2004, we have an accumulated deficit of $1,366,434.  Total members’ equity as of September 30, 2004 was $26,329,960.  Since our inception, we have generated no revenue from operations.

As of September 30, 2004, we have sold a total of 27,500 units in the offering and collected the maximum offering proceeds of $27,500,000.  Our current total outstanding units are 28,780 which represents the 27,500 units sold in the offering plus 1,280 seed capital units.

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

We estimate that we will need approximately $45,695,000 to construct the plant and a total of approximately $60,207,103 to cover all expenditures necessary to complete the project, make the plant operational and produce revenue.  Based upon the offering proceeds of $27,500,000, the senior credit facility of $33,024,200, and grant financing of approximately $881,000, we expect to have approximately $61,405,200 of capital available.  This means that we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

Administration

We currently have an office staff comprised of one full-time employee, one part-time employee, one project consultant serving as an independent contractor and two term contract employees.  We are also dependent on our board of directors to maintain our books and records.  These individuals are ultimately responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

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

Employees

Upon completion of the ethanol plant, we intend to hire approximately 34 additional employees. Approximately eleven of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.  In November 2004, we anticipate hiring our controller.  Additionally, in December 2004 we anticipate hiring our maintenance supervisor and our plant manager.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Shift Supervisors	4
Materials Handling Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	14
TOTAL	34

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

On October 15, 2003, we released funds from escrow and issued 23,275 units to our members.  On April 9, 2004, we closed the offering and stopped selling units registered under our registration statement.  During the offering we sold 27,500 units and received aggregate offering proceeds of $27,500,000.  We sold the units without the assistance of an underwriter to local investors in the community.  When we released funds from escrow, we netted our offering expenses against the aggregate subscription proceeds.  No offering expenses were paid to related parties.

The following table describes our use of our net offering proceeds as of September 30, 2004:

TOTAL PLANT CONSTRUCTION COST:	$22,927,030

LAND AND SITE DEVELOPMENT:	$2,508,067

ADMINISTRATION BUILDING	$201,098

OTHER COSTS(1):	$964,829

CORN HEDGING:	$300,000

FINANCING COSTS:	$492,359

BUILDER’S RISK:	$106,617

TOTAL:	$27,500,000

(1)  Other costs consist of board fees, project manager fees, investor unit redemptions, line of credit payoff, professional fees and other general and administrative costs.  No single expenditure in any of the foregoing cost categories exceeded $100,000.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits          The following exhibits are included herein:

Exhibit No.	Exhibit
10.1	Ethanol Fuel Marketing Agreement

10.2	Distiller’s Grain Marketing Agreement

10.3	Facility Use Agreement

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	November 15, 2004	/s/ Kevin M. Roche
Kevin M. Roche
President (Principal Executive Officer)

Date:	November 15, 2004	/s/ Robert J. Miller
Robert J. Miller
Treasurer (Principal Financial and Accounting Officer)