Form 10KSB
period 2004-12-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2005-03-21
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                          Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2004

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

As of March 18, 2005, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $28,780,000.

As of March 18, 2005, there were 28,780 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE    None.

Transitional Small Business Disclosure Format (Check one):                ☐   Yes               ☒   No

INDEX

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 8A.	CONTROLS AND PROCEDURES

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

PART I.

ITEM 1.                                                     DESCRIPTION OF BUSINESS.

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001.  References to “we”, “us”, “our”, “United Wisconsin” and the “Company” refer to United Wisconsin Grain Producers, LLC.  As of our fiscal year end on December 31, 2004 we are a start-up company in the development stage.  We are building a 40 million gallon per-year corn-based ethanol plant near the village of Friesland in the township of Randolph, Wisconsin, that will produce ethanol and distillers grains.

Principal Products and Markets

We are in the final stages of construction of our ethanol plant in the township of Randolph, just outside the village of Friesland in Columbia County, Wisconsin in south central Wisconsin.  The project site is located within one-half mile of the state highway 33 and two miles east of state highway 73.  The Union Pacific Railroad is expected to provide rail service to the site.  We commenced construction in November 2003 and estimate that construction will be complete and we will begin operations on approximately April 21, 2005.  We selected this site because of its proximity to existing grain production, accessibility to road and rail transportation and availability of utilities.

The principal products we expect to produce at the ethanol plant are fuel grade ethanol and distillers grain.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  The implementation of the Federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  We expect the principal markets for our ethanol to be petroleum terminals in the continental United States.

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

We do not currently have any prospects for revenue from the capture and sale of carbon dioxide produced at our facility.

Local Ethanol Markets

Local markets will be limited and must be evaluated on a case-by-case basis.  Although local markets will be the easiest to service, they may be oversold, which may depress the price at which we can sell our ethanol.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  This market will likely be serviced by rail, and is within a 450-mile radius of the plant.  We are constructing a railroad spur to our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures as either carbon monoxide or ozone non-attainment areas, such as: Minneapolis, Chicago, and St. Louis.

Generally, the regional market is good business to develop.  The freight is reasonable, the competition, while aggressive, is not too severe, and the turn-around time on the rail cars is an advantage.  Regional pricing tends to follow national pricing less the freight difference.  As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation.

Occasionally there are opportunities to obtain backhaul rates from local trucking companies.  These are rates that are reduced since the truck is loaded both ways.  Normally the trucks drive to the refined fuels terminals empty and load gasoline product for delivery.  A backhaul is the opportunity to load the truck with ethanol to drive to the terminal.

National Ethanol Markets

Methyl tertiary butyl ether (“MTBE”) is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  However, with the health and water concerns surrounding the use of MTBE, 18 states have already banned the use of MTBE and 2 more states have legislation pending.  After implementing a ban on MTBE to curtail further water contamination, the states of California, New York and Connecticut now account for more than 1.4 billion gallons of annual ethanol demand.  In 2005, several states, including Idaho, Iowa, Missouri, Montana, Oregon, and Wisconsin, are considering legislation to join Hawaii and Minnesota in requiring the use of ethanol in gasoline.  We expect ethanol to replace MTBE as the oxygenate in the federal reformulated gasoline program, however, other MTBE replacements may capture a portion or all of these potential markets.

2004 Ethanol Use by Market

Market	Million Gallons
Federal Reformulated Gasoline (RFG)	1,950
Conventional Gasoline	1,050
Federal Winter Oxygenated Fuels	290
Minnesota Ethanol Program	280
Total Use	3,570

Source: Renewable Fuels Association

Distribution Methods

We entered into an exclusive marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in August 2004 for the purposes of marketing and distributing our ethanol.  Under this agreement, our shipments and net rack price will be pooled with 12 other ethanol plants that RPMG currently markets for.  We pay RPMG a pooling fee for ethanol delivered to the pool and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Each participant in the pool receives the same per gallon net rack price.

We entered into a marketing agreement with Commodity Specialist Company (“CSC”) in August 2004 for the purpose of marketing and selling all the dried distillers grains that we elect to ship by rail out of state.  We receive a percentage of the selling price actually received by CSC from the sales of our distillers grains to its customers. We may attempt to sell a portion of our dried distillers grains to local markets.

Competition

We expect to be in direct competition with other ethanol producers, many of who have greater resources than we do.  We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Our ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We expect to compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  We believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which we expect to reduce our cost of sales over competition located more distant to markets.

Currently, Wisconsin has three other operating ethanol plants and one or more ethanol plant(s) in the development stage.  Badger State Ethanol has constructed a 40 million gallon per year ethanol plant in Monroe, Wisconsin, which is approximately 70 miles from our plant site.  Ace Ethanol operates a 15 million gallon per year ethanol plant in Stanley, Wisconsin, which is approximately 125 miles from our plant site.  Utica Energy in Oshkosh, Wisconsin, produces 40 million gallons of ethanol per year.  Utica Energy is approximately 50 miles from our plant site and may overlap the northeastern edge of our expected corn supply area.  Western Wisconsin Renewable Energy Cooperative is a 40 million gallon per year development-stage ethanol plant in Boyceville, Wisconsin, which is approximately 150 miles from our plant site.  There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.

The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Aventine Renewable Energy, Inc., VeraSun Energy Corporation and Abengoa Bioenergy Corp., each of which are capable of producing several times the amount of ethanol we expect to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to us.

The ethanol industry has grown to over 82 production facilities in the United States.  Industry authorities estimate that these facilities are capable of producing approximately 3.7 billion gallons of ethanol per year.  Plans to construct new plants or to expand existing plants have been announced which would increase capacity by approximately 739 million gallons per year.  We cannot determine the effect of this type of an increase upon the demand or price of ethanol.  The following table sets forth the current and planned major ethanol production facilities in the United States, according to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity February 2005 Report.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity	Under Construction/ Expansions
			(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		15	15
ACE Ethanol	Stanley, WI	Corn	30
Adkins Energy, LLC*	Lena, IL	Corn	40
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d/b/a EXOL*	Albert Lea, MN	Corn	40
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Amaizing Energy, LLC^	Denison, IA	Corn		40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley

Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	40
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol*^	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Iowa Renewable Energy LLC*^	Goldfield, IA	Corn		50
Central MN Ethanol Coop*	Little Falls, MN	Corn	20.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	23
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
East Kansas Agri-Energy, LLC*^	Garnett, KS	Corn		35
ESE Alcohol Inc.	Leoti, KS	Seed Corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC^	Granite Falls, MN	Corn		45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Hawkeye Renewables,LLC	Iowa Falls, IA	Corn	45
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	24
Illinois River Energy LLC^	Rochelle, IL	Corn		50
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	55
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*^	Robinson, IL	Corn	40
Lincolnway Energy, LLC*^	Nevada, IA	Corn		50

Liquid Resources of Ohio^	Medina, OH	Waste Beverage		4
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	49
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	50
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid-Missouri Energy, INC*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	50	45
Midwest Renewable Energy LLC	Sutherland, NE	Corn	15
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	102
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC^	Lake Crystal, MN	Corn		50
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP^	Dumas, TX	Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels^	Goshen, CA	Corn		25
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	22
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
Trenton Agri Products, LLC	Trenton, NE	Corn	30
Tri-State Ethanol Co, LLC*	Rosholt, SD	Corn	18
United Wisconsin Grain Producers, LLC*^	Friesland, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	102
VeraSun Fort Dodge, LLC^	Ft. Dodge, IA	Corn		110
Voyager Ethanol, LLC*^	Emmetsburg, IA	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	30
Western Wisconsin Renewable Energy, LLC*^	Boyceville, WI	Corn		40
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3688.70
Total Under Construction/Expansions				739.0
TOTAL CAPACITY			4427.70

* farmer-owned	Source: Renewable Fuels Association
^ under construction	Last Updated: February 2005

The ethanol industry is very competitive.  While the ethanol industry has been growing, there is significant competition among ethanol producers.  Nationally, ethanol production is concentrated in a few large companies. Our ethanol plant will face a competitive challenge from larger facilities, from plants that can produce a wider range of products than our plant, and from other plants similar to our planned ethanol plant.

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

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. The International Trade Commission recently announced the 2005 CBI import quota of 240.4 million gallons of ethanol.  Last year, legislation was introduced in the Senate that would limit the transshipment of ethanol through the CBI.  It is possible that similar legislation will be introduced this year, however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Sources of Raw Materials - Corn Feedstock Supply

We anticipate that our plant will need approximately 15 million bushels of corn per year or 42,000 bushels per day as the feedstock for its dry milling process.  We have hired a commodities manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts with producers and grain elevators.  Alternatively, we may contract with a third party, such as a grain elevator, to originate or source our grain.  Since we are a licensed Wisconsin grain dealer, we intend to buy as much grain as possible from local producers and from local elevators.  We have identified a number of elevators as potential sources of corn in Wisconsin and have already contracted a large amount of corn from producers and commercial elevators for future delivery.  We may purchase additional grain from outside of our trade area as need and price dictates.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop due to an extended drought or other production problem or from increased demand for corn from the growing ethanol industry.  Our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant which is $2.27 per bushel.  However, there is no assurance that we will be able to purchase grain for these prices.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.  The price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Currently, local corn prices are approximately $2.25 per bushel.  Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for their ethanol.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.

Due to fluctuations in the price of corn, we intend to utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing.  We anticipate that most of our grain will be acquired in this manner.  We intend to do this to help guard against price movements that often occur in corn markets.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and our ability to forward sell sufficient amounts of ethanol and distillers dried grains.  Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control.  We may incur such costs and they may be significant. See “Management’s Discussion and Analysis and Plan of Operation” for a more detailed discussion of corn supply, corn market trends and risks relating to corn price risk protection.

Utilities

The plant will require a significant and uninterrupted supply of electricity, natural gas and water to operate.  We have entered into agreements with providers of these utilities as follows:

Natural Gas

To access sufficient supplies of natural gas to operate the plant, a connection to a distribution pipeline located underground at our site will be required.  A pipeline owned by Alliant Energy is approximately one and one-half mile from our plant location and connects 3.5 miles away to an interstate pipeline owned by ANR.  A new pipeline has been constructed by Alliant to connect our facility to the existing Alliant Energy pipeline.  We will pay a surcharge on the gas volume moved through the new pipeline.  We have a natural gas purchase agreement with WPS Energy Services, Inc. of Green Bay, Wisconsin to provide natural gas and balancing services.  We have engaged Energy Solutions Inc. of Madison Wisconsin to provide natural gas management services including assistance with negotiation of our natural gas supply and transportation.

We are pursuing a 10 year capacity agreement on the ANR pipeline capacity expansion, “Wisconsin 2006 Expansion Project”.  If we are successful in purchasing capacity on this expanded pipeline, we would have the right to move a guaranteed volume of gas through the pipeline. The additional capacity would be transferable and may allow us to negotiate better pricing on our natural gas.

Electricity

In October 2003, we entered into an agreement with Adams-Columbia Electric Cooperative for the provision of all electrical energy required by the plant.  We will purchase electricity at the Cooperative’s power supply rates then in effect, which will be applied to our metered usage.  In addition, we expect to pay a monthly charge of $700 plus a monthly facility surcharge of $2,138 for the substation distribution equipment costs.  The

Cooperative will install, own and operate a substation at our plant site to facilitate electrical distribution to our plant.  At each anniversary date of the first date service is provided, the agreement is automatically extended for another three year period unless either party gives written notice of intent not to extend.

Water

We will require a significant supply of water.  Water requirements for a 40 million gallon per year plant are approximately 150 gallons per minute.  That is approximately 216,000 gallons per day.  In the Friesland area, approximately 650 feet of hydraulic head are available in the aquifer under the plant site according to the Wisconsin Geological and Natural History Survey (1978).  This means the aquifer could sustain wells capable of yielding 1,000 gallons per minute.  We have drilled two 500 gallon per minute wells at our plant site and water quality tests have been performed which indicate the quality of the water is suitable for our purposes given certain treatment and filtration.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements with RPMG and CSC for the purposes of marketing and distributing our ethanol and distillers grains. We will rely on RPMG and CSC for the sale and distribution of all of our ethanol and a large percentage of our distillers grains.  Therefore, we will be highly dependent on RPMG and CSC for the successful marketing of our products.

Design-Build Contract

On October 8, 2003, we executed a design-build contract with Fagen, Inc.  Under this contract, Fagen, Inc. is serving as the design-builder of our ethanol plant.  We expect to complete construction of the proposed plant and commence operations in April 2005, assuming constant availability of supplies and labor and assuming reasonable weather conditions.  Fagen, Inc.’s involvement with other ethanol projects may delay the progress of construction on our ethanol plant and commencement of plant operations.  Any delay in construction of our plant and/or commencement of plant operations could affect our ability to generate revenue and make distributions of profits to our members.  As of December 31, 2004, the plant was approximately 82% complete and is progressing on schedule for an anticipated start-up date on or about April 21, 2005.

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

Limitation of Consequential Damages and Early Completion Bonus

The design-build contract provides that we may be entitled to receive liquidated damages in the event Fagen, Inc. fails to substantially complete the plant within 30 to 90 days after the scheduled substantial completion date.  The design-build contract provides for liquidated damages in lieu of consequential damages for any losses we may incur such as loss of use, profits, business, reputation or financing.  Under the terms of the design-build contract, the scheduled substantial completion date is April 21, 2005.  If Fagen, Inc. fails to substantially complete the plant within 30 to 90 days from the substantial completion date, Fagen, Inc. will pay us liquidated damages for each day that substantial completion remains outstanding.  If the plant is substantially completed prior to the substantial completion date of April 21, 2005, we will pay Fagen, Inc. an early performance bonus for each day that substantial completion is achieved prior to April 21, 2005.

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

Effect of Governmental Regulation

Ethanol has important applications, primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. Ethanol contains 35% oxygen by weight.  When combined with gasoline, ethanol acts as an oxygenate.  As a result, the gasoline burns cleaner, and releases less carbon monoxide and other exhaust emissions in the atmosphere.  The federal government encourages the use of oxygenated gasoline as a measure to protect the environment.  Oxygenated gasoline is commonly referred to as reformulated gasoline.

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. Increasingly stricter EPA regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards, which could increase the demand for ethanol.

A bill (S. 791, 108th Cong.) including provisions known as the Renewable Fuels Standard (“RFS”) was introduced in the United States Senate during the 108th Session, which ended in 2004. If passed, it would have served as a catalyst for investment in renewable fuel processing fuels and new technologies. The former proposed legislation would have determined the specific baseline volume of ethanol to be used in gasoline on a nationwide basis. The bill anticipated that volumes would begin in the year 2003 at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons in 2012. The RFS would have banned the use of MTBE effective 4 years after enactment.  However, individual states would still have been permitted to continue to allow the use of MTBE by notifying the administrator of the EPA of this intent.

There is no current RFS legislation before the U.S. House of Representatives or the Senate in the 109th Congress.  However, a draft bill is being considered by the U.S. House Energy and Commerce Committee’s Subcommittee on Energy and Air Quality and efforts are underway to increase both the targeted amount of production and accelerate the production schedule from last year’s proposed legislation.  The Senate is tentatively scheduled to begin consideration of RFS legislation beginning with the Environment and Public Works Committee’s consideration of an energy bill.  There is no assurance or guarantee that Congress will pass RFS legislation or that any RFS legislation approved by Congress will contain provisions sufficiently favorable to the ethanol industry to increase demand.

The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline. The exemption for a 10% ethanol blend is the equivalent of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol. The federal gasoline tax exemption for a 10% blend was 5.2 cents per gallon.  This exemption was scheduled to gradually drop to 5.1 cents per gallon in 2005, however, as of January 1, 2005, this federal tax incentive has been replaced by a new volumetric ethanol excise tax credit discussed below.

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected and allocated to the highway trust fund.  This is expected to add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the current exemption, the bill creates a new volumetric ethanol excise tax credit (VEETC) of 5.1 cents per gallon of ethanol blended at 10%.  Refiners and gasoline blenders would apply for this credit on the same tax form as before only it would be a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC may allow greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the proposed E-20 in Minnesota.  The VEETC is scheduled to expire on December 31, 2010.

The ethanol industry and our business will depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to produce and sell our ethanol and would likely reduce our net income.

Costs and Effects of Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulations and we will be required to obtain a number of environmental permits to construct and operate the plant.  We have engaged RMT, Inc., of Madison, Wisconsin to provide environmental consulting, engineering and analytical services in connection with the construction and operation of our plant.  In the fall of 2003, we received an air pollution construction permit, a pollutant discharge elimination system general permit, a storm water discharge permit and water withdrawal permit.  We still need to obtain an alcohol fuel producer’s permit, which we anticipate receiving shortly prior to commencement of operations. In addition, we will be required to complete a spill prevention control and countermeasures plan prior to commencement of plant operations.  Through 2004 we have incurred costs of approximately $2,300,000 in complying with environmental laws.  These costs have been capitalized as part of the plant construction.  Even if we are successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

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

Employees

We currently have four full-time employees and one part-time employee.  We intend to hire approximately 30 additional full-time employees prior to our start-up.

ITEM 2.                                                     DESCRIPTION OF PROPERTY.

The ethanol plant is being constructed on a 115-acre site located on state highway 33 and two miles east of state highway 73.  The plant’s address is W1231 Tessmann Road, Cambria, Wisconsin 53923.  The mailing address is PO Box 247, Friesland, Wisconsin, 53935.

Land Acquisitions

We obtained two real estate options for potential plant sites.  We purchased one option from Doug and Heather Tessmann for a price of $10,000.  The Tessmann option granted us the right to purchase 115 acres with buildings for $8,395 per acre for a total purchase price of $1,000,000.  Doug and Heather Tessmann are not affiliated with us, our officers or directors.  On September 22, 2003, we gave notice of our intent to exercise the option to purchase the 115-acre parcel.  On October 16, 2003, we closed on part of the Tessmann parcel by purchasing 105 acres, excluding buildings, of the 115-acre parcel.  At this closing, we paid a purchase price of $700,000 and applied our $10,000 deposit for a cash purchase price of $690,000.  We closed on the remaining 10 acres, including the buildings, on June 14, 2004 for $300,000.

We located the Tessmann parcel with the assistance of a buyer’s agent, RW Wisconsin Real Estate, Inc., which was paid a fee of 2% of the total purchase price or $20,000 when we closed on the real estate transaction.  The agent of RW Wisconsin Real Estate, Inc. is John F. Roche, who is the uncle of our President, Kevin M. Roche.

We had also purchased a real estate option on a different potential plant site from Jung Seed Genetics for a price of $3,000.  This option granted us the right to purchase 59 acres at a price of $4,000 per acre for a total purchase price of $236,000.  The option expired unexercised on March 31, 2004.

On December 9, 2004 we purchased approximately ¾ of an acre of land from Ray and Judy Stiemsma, an unrelated party.  This property is adjacent to the northeast corner of our main property holding and allowed us to improve service access to our north mainline rail turnout and lead rail spur.

Property Improvements and Plant

The ethanol facility occupies about 40 acres of our 115 acre property.  A Union Pacific mainline runs along the east property line, Highway 33 to the south, and county road EF runs along the west side of our property.

Construction of the facility is in the final stages.  Start-up is planned for April 21, 2005.  During operation the plant will grind 15 million or more bushels of corn annually and produce in excess of 40 million gallons of fuel grade denatured ethanol.  The plant and property improvements include:

•                  A dry bulk products shipping and receiving facility with main elevators and conveyors of 15,000 bushel per hour capacity, one truck and one combination truck and rail handling lane.  As well as grain storage for 400,000 bushels and cleaning, grinding, and dust control equipment.

•                  The ethanol production system is comprised of a mixing system, cooker, liquefaction vessels, three 750,000 gallon fermentors, a 900,000 gallon beer well vessel, distillation system, and alcohol driers. This equipment is arranged in and around the process and production building, which also houses the electrical and process control center, control room, maintenance facilities, staff facilities, and operations management offices.

•                  The ethanol storage area consists of two 950,000 gallon storage tanks with floating lids, two shift tanks with a combined capacity of 200,000 gallons and an unleaded gasoline storage tank with a capacity of 100,000 gallons.  These vessels are contained within a spill containment area to contain any spills of the contents of the tanks which might occur.  There are catch basins at the rail and truck loading stations which drain into this containment area as well.

•                  An energy building houses the natural gas burning equipment consisting of the thermal oxidizer and waste heat steam boiler, and the distiller grains dryers.

•                  The waste mash processing system consists of four centrifuges, a multistage evaporation system and various stainless steel vessels.

•                  The fire protection system consists of a 470,000 gallon water storage tank, two 500 gallon per minute on site water wells, a 2,500 gallon per minute diesel fire pump and underground fire water distribution piping network supplying a series of hydrants, sprinklers and a deluge system.

•                  A cooling tower installation with 4 - 75 HP cooling fans and 3 - 200 hp water pumps.

•                  Transportation facilities include 8,000 feet of rail and switches, 4,000 of road, a 90X12 foot truck scale, and truck and rail ethanol load out stations.

•                  A 4,200 sq ft administration and sales office building, furniture and equipment, parking lot and landscaping.

On February 25, 2004, we executed a mortgage in favor of AgStar Financial Services, PCA, creating a first lien on our real estate and the construction-in-process and a security interest in all personal property located on our property.  The mortgage and security interest secure the construction loan of $33,024,200, which was executed simultaneous to the mortgage.  Upon completion of construction, the construction loan of $33,024,200 will be converted into a term loan equal to the lesser of $29,024,200 or 55% of the total project cost and a revolving line of credit of $4,000,000.

ITEM 3.                                                     LEGAL PROCEEDINGS.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                                                     MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

There is no public trading market for our membership units.  At March 18, 2005, there are approximately 862 holders of our units.  We have not declared or paid any distributions on our units. Distributions are payable at the discretion of our board of directors, subject to the provisions of the Wisconsin Limited Liability Company Act and our operating agreement.  Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  Distributions are restricted by certain loan covenants in our construction loan and revolving credit financing agreements.

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS.

Forward Looking Statements

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland, Wisconsin.  We expect that the project will cost approximately $60,473,710.

We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2, which was declared effective on May 14, 2003.  Our offering began on June 1, 2003 and closed on April 9, 2004. During the offering we sold 27,500,000 units and received aggregate offering proceeds of $27,500,000 to supplement our initial seed capital.  To complete financing of the project, we executed debt financing agreements securing a senior credit facility of $33,024,200 from AgStar Financial Services, PCA.

We expect that it will take approximately 14 to 16 months from December 2003, the date we gave Fagen, Inc. notice to proceed, to construct the ethanol plant and commence start-up operations.  Construction of the project is progressing on schedule and we anticipate the plant will be substantially complete by April 21, 2005.  Start-up operations are expected to begin shortly after substantial completion.

We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months finalizing our plant construction, commencing start–up operations, and operating the ethanol plant to produce and sell ethanol and distillers grains.  We will focus primarily on these three areas: (i) finishing plant construction as soon as possible; (ii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible; and (iii) maximizing our plant’s operational efficiency to operate as competitively as possible..

Plant Construction

As of December 31, 2004, plant construction was in process and the outstanding account payable balance on the plant design-build contract was $2,928,600.  Other construction account payables totaled $591,954 as of December 31, 2004.

As of the date of this report we are in the final stages of construction and anticipate being operational by April 2005. We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs. The following is our estimate of our costs and expenditures to complete construction. These estimates are based upon our design-builder, prime subcontractor and financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in this report.

TOTAL DESIGN BUILDER COST:	$45,605,205

LAND, SITE DEVELOPMENT & ADMINISTRATION BUILDING	$5,529,600

CONSTRUCTION INSURANCE	$446,895

OTHER PLANT COSTS & ROLLING STOCK	$441,500

OFFERING EXPENSES	$374,790

CAPITALIZED INTEREST	$600,000

ORGANIZATIONAL COSTS	$608,160

FINANCING COSTS	$550,300

START-UP COSTS:

Pre-production period costs	$1,515,260

Inventory - Corn	$2,040,000

Inventory - Chemicals, Yeast, Denaturant	$97,000

Inventory - Ethanol and Distillers Dried Grains	$1,000,000

Spare Parts	$300,000

Working Capital	$1,365,000

TOTAL	$60,473,710

We expect the total funding required for the plant to be $60,473,710, which includes $45,605,205 for our design builder and $14,868,505 for other project development costs including land, site development, utilities, capital assets, start-up costs, capitalized fees and interest, inventories and working capital.  The total project cost has increased by $1,421,710 from $59,050,000 to $60,473,710.  The increase of $1,421,710 includes the cost of installing a recuperative thermal oxidizer rather than a standard thermal oxidizer, an increase in our contingency budget, which is reflected in pre-production period costs, and inflation.  The recuperative thermal oxidizer will allow us to operate at a lower usage rate of natural gas.

We estimate that we will need approximately $45,605,205 for the design builder contract and a total of approximately $60,473,710 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  Based upon offering proceeds of $27,500,000, our initial members capital contribution of $567,500, the senior credit facility of $33,024,200 and grant financing of $881,000, we will have approximately $61,972,700 of capital available to cover total estimated costs of $60,473,710.

In October 2003 we began civil work phase I, rough site grading and dirt work at the plant site.  Phase I and road construction have been completed.  Phase II of the construction process has been started.  Phase II work includes installation of the utilities infrastructure, including the water distribution system.  Phase II work is in its final stages.

Expenditures with Fagen, Inc., our design builder, for the design and construction of the facility are 90% of the scheduled value through January 14, 2005. Our construction items (railroad, land, site development, office building, fire protection, water supply, and owner’s equipment) plus project “soft costs” (performance bond, insurance, financing costs, inventory and organization costs) are 55% complete. Overall, the project is about 82% complete. The General Contractor, Fagen Inc., has been on-site since December of 2003. The target date for substantial completion remains April 21, 2005.

Major Commodity supplies, Market Trends and Risks related to Price Protection

The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels.  The 2004 corn supply is expected to outpace demand by approximately 1 billion bushels. Locally, however, our production suffered due to an excessively rainy planting season. To the north of our plant, many acres were left idle and not planted.  As a result, the cash basis for locally grown corn is higher than normal.  This has equated to slightly higher corn prices than most areas of the Midwestern United States.  National corn prices should remain low into the 2005 spring planting season. However, as we get nearer to corn planting season we expect the grain market to begin focusing on prospects for the 2005 corn crop.  Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.

As of February 17, 2005, we have forward corn purchase contracts totaling 5,200,000 bushels for various delivery periods, May through December 2005.  The prices on these contracts range from $2.05 to $2.44 per bushel.  We also have price protection in place in the form of long corn futures positions on the Chicago Board of Trade for approximately 32% of our corn needs through December 2005.  Our combined forward contracts and futures coverage represents price protection for approximately 76% of our corn needs through December 2005.  As we move forward, we will continue to monitor our risk in the corn market.  We may determine that additional protection is necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our forward contracts and futures positions, which are classified as derivative instruments in our financial statements.  Depending on market movements, crop prospects and weather, these price protection positions may lose value in the short-term but are expected to produce long-term positive growth for us.

Natural gas is also an important input commodity to our manufacturing process.  We estimate that our natural gas usage will be approximately 118,000 million British thermal units (mmbtu) per month.  We use natural gas to dry our distiller’s grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Dry distiller’s grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida.  Unseasonably cold temps across much of the country in the summer of 2004 kept the demand for gas fired peak plants low, coupled with a favorable injection season which filled the storage space available for gas.  Prices as a result have trended lower, but still remain considerably higher than the last 10 year average.  We look for continued volatility in the natural gas market, led mainly by the speculators who are taking advantage of this market, and any increases in the price of natural gas will increase our cost of production and impact our profit margins.  We have secured a marketing firm and an energy consultant for our natural gas, and will work with them to develop ways to protect our business against adverse price risk.

On February 17, 2005, our board of directors approved a risk management policy as presented by our risk management committee.  The policy contains five primary sections.  The first section details our risk management objectives, which includes proactively managing our commodity price risk.  The second section outlines approved derivative instruments for purposes of commodity transactions, including instruments related to price protection for corn, natural gas, distillers grains, ethanol and denaturant.  This section also outlines approved derivative instruments for purposes of financial transactions and risk management activities.  The third section contains our approved position limits and forward pricing guidelines.  The fourth section outlines the basic structure and levels of authority regarding forward pricing and risk management decisions. The fifth section provides suggested guidelines with respect to risk control procedures.  We expect to design and implement our risk management strategy within the limits contained in our risk management policy.

Trends Impacting the Ethanol Industry

Ethanol demand is expected to continue at a very aggressive pace. Today’s demand of more than 3.3 billion gallons per year is expected to grow to at least 4 billion gallons per year by the year 2012 under current law according to the National Corn Growers Association. This increase in demand does not include implementation of a Renewable Fuels Standard or similar legislation, which could cause an increase in demand to be greater than currently projected.  If the use of MTBE is phased out on a national level in the next few years and the RFG oxygenate requirement remains unchanged, the anticipated growth may yield a doubling of ethanol demand much sooner.

We currently benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for our ethanol. If a Renewable Fuels Standard bill or similar legislation is adopted, we may experience a short-term decline in demand for ethanol because national ethanol production may exceed the production volumes required in early years. However, we would expect the legislation to provide a substantial long-term market for our ethanol as required volumes increase over time. The current Renewable Fuels Standard bill expired in 2004 but we expect similar legislation to be introduced this year.

Demand for ethanol may also increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025.  E85 is used as an aviation fuel and as a hydrogen source for fuel cells.  In the U.S., there are currently about 3 million flexible fuel vehicles capable of operating on E85 and 400 retail stations supplying it.  Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher oil prices and its refined components. Clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our profit margin and our ability to maintain positive cash flows.

Technology Developments

A new technology has recently been introduced by Vortex Dehydration Technology of Hanover, Maryland, to remove corn oil from concentrated thin stillage (a byproduct of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for bio-diesel production.  Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process.  The FWS Group of Companies, headquartered out of Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of kernel for the production of ethanol.  This technology has the capability to reduce drying costs and the loading of volatile organic compounds.  The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production.  Each of these new technologies is currently in its early stages of development.  There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.

Employees

Once our ethanol plant is fully staffed, we will employ approximately 34 full-time employees. Approximately ten of our employees will be involved primarily in management and administration.  The remainder will be involved primarily in plant operations.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Chief Financial Officer	1
Commodities Manager	1
Plant Manager	1
Safety & Enviro Manger	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	3
Maintenance Manager	1
Maintenance Craftsmen	5
Shift Supervisors	4
Plant Operators	8
Shipping and Receiving	6
TOTAL	34

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements, in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical:

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2004 balance sheet at their fair market value.

On the date the derivative instrument is entered into, we will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedge item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of $9,068, current assets of $491,921 and total assets of $44,253,414.  As of December 31, 2004, we had current liabilities of $18,003,423 and long term liabilities of $77,723.

The members’ contributions, net of costs related to capital contributions, are $27,696,394.  The accumulated deficit from inception through December 31, 2004, is $1,524,126.  Total members’ equity as of December 31, 2004, is $26,172,268.  Since our inception, we have generated no revenue from operations.

Short-Term and Long-Term Debt Sources

On February 26, 2004 we entered into a senior credit facility consisting of a $33,024,200 single construction loan with AgStar Financial Services, PCA.  As of December 31, 2004 our loan balance was $14,336,543.  The credit facility is secured by substantially all of our assets. During construction we have made interest only payments on the principal balance at an interest rate equal to the one-month LIBOR (the London Interbank Offered Rate) plus 3.75%.  This interest rate may be adjusted downward depending on the level of owners’ equity as reported in our monthly financial statements.  If owners’ equity is between 50% and 54.99%, the interest rate will be at the monthly LIBOR plus 3.25%.  If owners’ equity exceeds 55%, the interest rate will be equal to the monthly LIBOR plus 2.75%.

When the ethanol plant is complete and operating, the construction loan will be converted into two loans.  The first will be a term loan equal to the lesser of $29,024,200 or 55% of the total project cost. The second will be a $4,000,000 revolving loan.  The term loan of $29,024,200 or 55% of total project cost is for five years with a ten-year amortization.  Payments on the converted term loan will be paid in monthly installments including principal and interest.  The loan commitment offers a variable and a fixed interest rate option.  The variable interest rate on the converted term loan will be at a rate equal to the monthly LIBOR plus 3.75%.  This variable interest rate may be adjusted downward in exactly the manner as the interest rate on our construction loan, depending on our level of owners’ equity as reported in our monthly financial statements.  The fixed interest rate option is subject to change weekly and is available at the conversion of the construction loan to the term loan.  The final term facility can be segmented between a fixed portion and a variable portion. Interest on the revolving loan will accrue at a rate equal to the monthly LIBOR plus 3.75%.  However, this interest rate may be adjusted downward in exactly the same manner as the interest rate on our construction loan, depending on our level of owners’ equity.

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

Source of Funds	28,270 Units Sold	Percent of Total
Offering Proceeds	$28,067,500	45.29%
Term Debt	$33,024,200	53.29%
Grants	$881,000	1.42%

Total Sources of Funds	$61,972,700	100.00%

We expect these sources will cover all project costs and we do not currently anticipate any liquidity problems.

Bioenergy Program Payments

We have applied for a grant from the USDA’s Commodity Credit Corporation. Under the USDA CCC Bioenergy program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. No eligible producer may receive more than $7.5 million under the program. Because we expect to be an eligible producer and to annually utilize 15 million bushels of corn in the increased production of ethanol, we expect to potentially receive the maximum award of $7.5 million. However, the Commodity Credit Corporation may award only $100 million annually fiscal years 2005 through 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  Based upon the recent increase in national ethanol production, we anticipate a pro rata reduction in aggregate payments to all eligible producers.  We anticipate the pro rata reduction to be in the range of 55% to 60%.  Therefore, we may not receive the maximum award of $7.5 million.  In addition, the Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.  If our ethanol plant is not operational by the expiration of the CCC program or has not had substantial operations, we may not be eligible for the grants or may receive a reduced amount.

Operating Budget and Financing of Plant Operations

We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facility and other sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office audit, legal compliance and working capital costs.  The following is our estimate of our operating costs and expenditures for the next 12 months, assuming a short operational year of 8 months which is based upon a plant start-up date on or about April 21, 2005:

Operating Costs:
Cost of Corn	$25,428,000
Cost of Utilities	7,970,000
Cost of Production	6,352,000
General and Administrative Costs	3,166,000

Total Operating Costs	$42,916,000

The estimates in the table set forth above are based upon the experience of our general contractor with other ethanol plants similar to ours.  These are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:

•                  Changes in the availability and price of corn;

•                  Changes in the environmental regulations that apply to our plant operations;

•                  Changes in interest rates or the availability of credit;

•                  Changes in our business strategy, capital improvement or development plans;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                  Changes in the availability and price of natural gas;

•                  Increases or decreases in the supply and demand for distiller grains; and

•                  Changes and advances in ethanol production technology.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.  We have commitments and contingencies as described in Note 9 to our Financial Statements.

ITEM 7.                                                     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

United Wisconsin Grain Producers, LLC

Friesland, Wisconsin

We have audited the accompanying balance sheet of United Wisconsin Grain Producers, LLC (a developmental stage company), as of December 31, 2004 and 2003, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2004 and 2003, and from inception (November 2, 2001) to December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Wisconsin Grain Producers, LLC (a developmental stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
January 27, 2005

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Balance Sheet

ASSETS	December 31, 2004	December 31, 2003

Current Assets
Cash and cash equivalents	$9,068	$20,150,071
Derivative instruments	164,776
Account receivable	4,383
Grants receivable	459,670
Prepaid expenses	14,024	5,101
Total current assets	651,921	20,155,172

Property, Plant and Equipment
Land	1,029,909	719,748
Office equipment	110,985	6,871
Administration building	412,847
Construction in process	41,528,009	4,568,043
Total property and equipment	43,081,750	5,294,662
Less accumulated depreciation	5,342	1,113
Net property, plant and equipment	43,076,408	5,293,549

Other Assets
Deposits on land	—	3,000
Debt issuance costs	525,085	95,000
Total other assets	525,085	98,000

Total Assets	$44,253,414	$25,546,721

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Balance Sheet

LIABILITIES AND MEMBERS’ EQUITY	December 31, 2004	December 31, 2003

Current Liabilities
Current maturities of long-term debt	$10,574	$1,700
Accounts payable	119,610	152,184
Construction accounts payable	3,520,554	1,655,911
Construction loan	14,336,543	—
Accrued liabilities	16,142	9,209
Other payables	—	15,000
Total current liabilities	18,003,423	1,834,004

Long-Term Debt, less current maturities	77,723	2,298

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	27,696,394	24,514,383
Deficit accumulated during development stage	(1,524,126)	(803,964)
Total members’ equity	26,172,268	23,710,419

Total Liabilities and Members’ Equity	$44,253,414	$25,546,721

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Statement of Operations

	Year Ended December 31, 2004	Year Ended December 31, 2003	From Inception (November 2, 2001) to December 31, 2004

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	126,150	54,222	237,373
Organization costs	—	20,547	59,271
Consulting and professional fees	239,008	171,613	576,186
Administrative	353,273	319,307	714,105
Totals	718,431	565,689	1,586,935

Operating Loss	(718,431)	(565,689)	(1,586,935)

Other Income (Expense)
Grant income	165,849	—	165,849
Interest income	64,130	41,670	110,000
Interest expense	(2,664)	(3,005)	(5,669)
Unrealized loss on hedging	(260,224)	—	(260,224)
Miscellaneous	31,178	4,900	52,853
Total other income (expense), net	(1,731)	43,565	62,809

Net Loss	$(720,162)	$(522,124)	$(1,524,126)

Net Loss Per Unit (28,270, 3,071 and 11,706 weighted average units outstanding, respectively)	$(25.47)	$(170.02)	$(130.20)

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Statement of Changes in Members’ Equity

Balance - November 2, 2001	$—

Initial capital contributions, December 4, 2001 for 235 membership units at $500 per unit	117,500

Net loss for the period from November 2, 2001 (Date of Inception) through December 31, 2001	(26,964)

Balance - December 31, 2001	$90,536

Capital contributions, January 4, 2002 for 485 membership units at $1,000 per unit	485,000

Costs related to capital contributions	(23,595)

Membership unit redemption, October 16, 2002 of 160 membership units at $218.75 per unit	(35,000)

Net loss for the year ended December 31, 2002	(254,875)

Balance - December 31, 2002	$262,066

Capital contributions, October through December 2003 for 24,325 membership units at $1,000 per unit	24,325,000

Costs related to capital contributions	(354,523)

Net loss for the year ended December 31, 2003	(522,124)

Balance - December 31, 2003	$23,710,419

Capital contributions, January through April 2004 for 3,175 membership units at $1,000 per unit	3,175,000

Costs related to capital contributions	7,011

Net loss for the year ended December 31, 2004	(720,162)

Balance - December 31, 2004	$26,172,268

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2004	Year Ended December 31, 2003	From Inception (November 2, 2001) to December 31, 2004
Cash Flows from Operating Activities
Net loss	$(720,162)	$(522,124)	$(1,524,126)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,229	1,072	5,342
Unrealized loss on hedging	260,224	—	260,224
Grant income	(165,849)	—	(165,849)
Deposits on expired land options	3,000	—	3,000
Changes in assets and liabilities:			—
Derivative instruments	(425,000)	—	(425,000)
Accounts receivable	(4,383)	—	(4,383)
Prepaid expenses	(8,923)	3,024	(14,024)
Other payable	(15,000)	—	—
Accounts payable	32,991	27,470	110,175
Accrued liabilities	6,933	9,209	16,142
Net cash used in operating activities	(1,031,940)	(481,349)	(1,738,499)

Cash Flows from Investing Activities
Land acquisitions	(310,161)	(709,748)	(1,032,909)
Capital expenditures	(337,659)	—	(338,899)
Payments for construction in process	(21,731,845)	(2,912,132)	(24,643,977)
Net cash used in investing activities	(22,379,665)	(3,621,880)	(26,015,785)

Cash Flows from Financing Activities
Member contributions	3,175,000	24,325,000	28,102,500
Proceeds from grants for operating expenses	135,065	—	135,065
Proceeds from grants for capital expenditures	42,643	—	42,643
Proceeds from construction loan	408,234	—	408,234
Payments for long term debt	(1,701)	(1,633)	(3,334)
Payments for debt issuance costs	(495,650)	(20,000)	(515,650)
Refunds (Payments) for costs of raising capital	7,011	(213,846)	(371,106)
Payments for membership unit redemption	—	—	(35,000)
Net cash provided by financing activities	3,270,602	24,089,521	27,763,352

Net Increase (Decrease) in Cash	(20,141,003)	19,986,292	9,068

Cash and Cash Equivalents– Beginning of Period
Period	20,150,071	163,779	—

Cash and Cash Equivalents– End of Period	$9,068	$20,150,071	$9,068

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development State Company)

Statements of Cash Flows

	Year Ended December 31, 2004	Year Ended December 31, 2003	From Inception (November 2, 2001) to December 31, 2004

Supplemental Cash Flow Information

Cash paid during the year for:
Interest	$2,664	$3,005	$5,669

Noncash Investing and Financing Activities

Capital expenditures and construction in process funded by long-term debt	$86,000	$5,631	$91,631

Capital expenditures and construction in process funded by construction loan	$13,927,308	$—	$13,927,308

Operating expenses funded by construction loan	$1,000	$—	$1,000

Construction in process in grants receivable	$428,886	$—	$428,886

Construction in process in accounts payable	$3,520,554	$1,655,911	$3,520,554

Debt issuance costs in accounts payable	$9,435	$75,000	$9,435

Deposits applied to purchased land	$—	$10,000	$10,000

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

December 31, 2004 and 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant to be located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers grains, a co-product of ethanol production. The Company began construction of its ethanol plant in November 2003. As of December 31, 2004, the Company is in the development stage with its efforts principally devoted to construction activities.  The Company anticipates operations to begin in April 2005.

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

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2004 balance sheet at their fair market value.

On the date the derivative instrument is entered into, the Company will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedge item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

The Company has recorded an unrealized loss on derivative instruments of $260,224 related to its derivative contracts for the year ended December 31, 2004.  These losses are recorded in other income since operations had not commenced as of December 31, 2004.

Cash and Cash Equivalents

At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC).  The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.  At December 31, 2004, cash and cash equivalents were insured by FDIC. At December 31, 2003, cash and cash equivalents of $18,539,195 were not insured by the FDIC.

Property, Plant and Equipment

Property, plant and equipment is stated at the lower of cost or estimated fair value.  Depreciation is provided by use of the straight-line method over the estimated useful lives of 5 years for office equipment and 39 years for the administration building.  Depreciation expense for the years ended December 31, 2004 and 2003 was $4,229 and $1,072, respectively.  The present value of the capital lease is classified as long-term debt and the related asset is included in property, plant, and equipment.  The amortization of the present value of the capital lease is included in depreciation.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Grants

The Company will recognize grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents approximates its carrying value.  The Company believes the carrying amount of derivative instruments approximates fair value based on current market prices.  It is not currently practicable to estimate the fair value of the construction loan or long-term debt since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length.

Deposits on Land

Prior to 2003, the Company made deposits on land options for 115 and 59 acres for its facility. At December 31, 2003, the total of all deposits on land was $3,000.  The Company exercised the option to purchase the 105 acres in fiscal year 2003 and closed on the remaining 10 acres during 2004.  The 59 acre land option expired unexercised on March 31, 2004 and the $3,000 deposit was written off.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity units occurs, these costs are netted against the proceeds received; or if the financing does not occur, they are expensed.  The initial issuance of new equity occurred October 15, 2003 and total costs of $354,523 was transferred to cost of raising capital and charged against members’ equity.  There were no further costs of raising capital incurred in 2004, however, the Company did receive refunds of previously expensed costs of $7,011.  These refunds were applied to offset the original cost of these items and reduce the total cost charged against members’ equity.

Debt Issuance Costs

Costs relating to the Company’s debt financing have been capitalized as incurred.  Upon conversion of the Company’s construction loan to a term note, the Company will begin to amortize the debt issuance costs using the effective interest rate method.

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

Effective October 16, 2002, the Company redeemed a total of 160 units from two board members for $35,000, of which $20,000 was paid by the Company in 2002 and the remaining $15,000 was paid in 2004.

During October through December 2003, the Company accepted subscription agreements from its equity offering drive of 24,325 units at $1,000 per unit.  In January through April 2004 the Company accepted subscription agreements from its equity offering drive of 3,175 units at $1,000 per unit.  At December 31, 2004 and 2003, the Company had 28,780 and 25,605 units outstanding, respectively.

The weighted average units and loss per unit computations have been adjusted retroactively to account for the aforementioned split.

3.  BANK FINANCING

On February 26, 2004 the Company closed on a construction loan from a financial institution. The construction loan for $33,024,200 converts, within sixty days post construction upon certification of completion and attainment of the engineer’s production guarantee, into two loans with the first loan a $4 million revolving loan and the second with a $29,024,200 term loan.  The term of the loan is five years with a ten-year amortization.  The loan commitment offers a variable and fixed interest rate option.  The variable interest rate option has a variable base rate determined by the percentage of members’ equity at a range from 275 to 375 basis points.   The fixed rate quote option is subject to change weekly and is available at the conversion of the construction loan to the term loan.  The final term facility can be segmented between a fixed portion and a variable portion.  The construction period is 16 months from loan closing not to exceed 60 days from initial plant start-up.

The loan fees consist of underwriting fees, participation fee, and annual facility fee.  The underwriting fees are $100,000 of which $20,000 was due and paid upon acceptance of the term sheet and $80,000 was due and paid at loan closing.  There is a 75 basis point participation fee on the entire credit facility paid at loan closing totaling $247,682.  There is an annual facility fee of $40,000 beginning at the conversion of the construction loan to the facility term note and upon each anniversary for four years.  If any of the senior debt is prepaid in whole or in part, within three years following the date of the agreement; a prepayment penalty applies.  Prepayment penalties of 3%, 2% and 1% of the amount prepaid will apply in the first, second and third year, respectively.

These loans are subject to protective covenants restricting distributions and requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.   The loan is secured by substantially all the Company’s assets.  As of December 31, 2004, the Company had borrowed $14,336,543 on this credit facility.

4.  LONG TERM DEBT

In April 2003, the Company entered into a capital lease agreement for office equipment for $5,631 with accumulated depreciation at December 31, 2004, of $1,951.  The lease calls for thirty-six monthly payments of $160 including interest at 7%, maturing March 2006 and secured by equipment.

In March 2004, the Company finalized the agreement with an electric cooperative to finance the remaining $86,000 of the aid-to-construct costs.  The agreement calls for 60 monthly payments of $2,138 including interest at 17%, beginning April 2005 and maturing March 2010.

Long term debt maturities are as follows:

Years Ending December 31,
2005	$10,574
2006	14,012
2007	16,027
2008	18,978
2009	22,471
2010	6,235
$88,297

5.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units. The Company is authorized to issue up to 28,000 membership units in addition to the seed capital units issued prior to the Company’s initial registered offering.

The Company prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering was for up to 27,500 membership units at $1,000 per unit. As of May 14, 2003, the Registration Statement was declared effective.  In October 2003, the Company had raised the minimum of $19,250,000 through the Offering as discussed in Note 2 and obtained and accepted a written debt financing commitment through a lender as discussed in Note 3.  The Company reached their maximum Offering and the Offering was closed on April 9, 2004.

Income and losses are allocated to all members based upon their respective percentage units held.

6.  RELATED PARTY TRANSACTIONS

In the year of 2004 the Company incurred field supervisor fees of $42,977 to one of the current members.  At December 31, 2004, $30,622 of these costs was included in accounts payable.  Through December 31, 2003, the Company had incurred $19,375 in project coordinator fees to three current members and one former member.  At December 31, 2003, there were no related accounts payable balances relating to these costs.

Through December 31, 2004, the Company has also incurred $97,413 in director fees and related expense, of which $13,856 is included in accounts payable at December 31, 2004 to seven members.

7.  GRANTS

In October 2003, the Wisconsin Department of Commerce approved a grant for $271,000 in funds to reimburse the Company for infrastructure costs.  At December 31, 2004, the Company had incurred costs of $230,250 associated with this grant and had not yet been reimbursed for these amounts.  $227,775 of this amount is associated with capital expenditures and has been recognized as a reduction of the basis of the asset and the remaining $2,475 of this amount is associated with expenses and is reflected in grant income. The Company subsequently received the $230,250 and expects to incur the balance of these costs and be reimbursed by March 31, 2005.  At December 31, 2003, the Company had not incurred any costs associated with this grant.

In January 2004, the Company was approved for a matching grant from the United States Department of Agriculture for $450,000.  At December 31, 2004, the Company had incurred costs of $247,128 associated with this grant. $163,374 of this amount is associated with expenses and is reflected in grant income and the remaining $83,754 is associated with capital expenditures and has been recognized as a reduction of the basis of the asset.  At December 31, 2004 the Company had been reimbursed by the United States Department of Agriculture for all but $69,420 of the eligible costs, which is reflected in grant receivables.

In February 2004, the Company was approved for a matching grant from the Transportation Facilities Economic Development Program (TEA) for $160,000.  The proceeds of this grant will be used to fund a portion of a single contract with a contractor hired to do the rail spur development.  At December 31, 2004, the contractor reported to the Company that their work was forty percent complete.  The Company has accounted for this grant as a receivable and has reduced the basis of the capital expenditure which is included in construction in process.

8.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at December 31:

	2004	2003

Financial statement basis of total assets	$44,253,414	$25,546,721

Organizational and start-up costs capitalized	1,469,352	685,771
Syndication costs not deductible for tax purposes	506,501	506,501
Accumulated depreciation and amortization	(1,553)	(1,553)

Taxable income tax basis of total assets	$46,227,714	$26,737,440

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

9.  COMMITMENTS AND CONTINGENCIES

The Company has revised it estimate of total costs of the project from $59,050,000 to $60,473,710.  The Company anticipates funding the development of the ethanol plant by using grants, the proceeds it raises through its Offering, and utilizing debt financing for the remainder of the costs.

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

In October 2003, the Company entered into an agreement with an electric cooperative to provide electrical service.  The Company is required to make a non-refundable payment in aid of construction for the facilities the electrical cooperative will install for the benefit of the Company.  The amount of this aid-to-construction shall be $146,000, unless there are changes in the scope of the facilities and the amount may be adjusted accordingly.  As of December 31, 2004, the Company has made a payment of $60,000 and the electric cooperative has agreed to pay a $700 monthly service charge and 60 monthly payments of $2,138 each beginning in April 2005 for the remaining $86,000.

On October 8, 2003, the Company entered into an agreement with a member, Fagen, Inc., to perform all design and construction services, provide all material, equipment, tools and labor, necessary to build a 40 million gallon dry grind ethanol plant for $45,575,000, subsequently amended to $45,605,205.  The design-build contract provides that the Company may be entitled to receive either consequential damages for losses such as loss of use, profits, business, reputation or financing, or liquidated damages in the event Fagen, Inc. fails to substantially complete the plant within 30 to 90 days after the scheduled completion date.  These liquidated damages are in lieu of consequential damages for any losses we may incur, such as loss of use, profits, business, reputation, or financing.  If Fagen, Inc. does not complete construction within specified dates, they will pay the Company for each day that substantial completion remains outstanding.  If the plant is substantially completed 1 to 90 days prior to substantial completion date, the Company will pay the Fagen, Inc. an early performance bonus for each day that substantial completion is achieved prior to the substantial completion date.  If the contract is terminated by the Company without cause or by Fagen, Inc. for cause, the Company is required to pay the Fagen, Inc. a fee of $1,000,000 if the Company resumes construction of the plant through their own employees or third parties.  As of December 31, 2004, the Company has incurred $38,272,074 in costs related to this contract and $2,928,600 is included in construction accounts payable.

In April 2004, the Company entered into two natural gas related agreements.  The natural gas purchase agreement commits the Company to purchase specified quantities of natural gas at a then prevailing market price once the ethanol plant becomes operational.  The agreement shall renew automatically at the end of its initial term, April 20, 2006 if notice terminating is not given 60 days prior.  The second agreement, the natural gas transportation service agreement, provides transportation of the natural gas to the plant at specific transportation rates for a period of five years.

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

On August 31, 2004, the Company entered into a ten-year lease agreement with a leasing company for eighty-five covered hopper cars.  The Company will pay $460 per car, per month.

In October 2004, the Company entered into an agreement with a company for the rail yard construction for $815,539, subsequently amended to $825,589.   As of December 31, 2004, the construction was forty percent complete therefore; $330,236 was accrued and included in construction accounts payable.

In October 2004, the Company entered into an agreement with a storage system company to construct a steel fire protection water storage system for $241,062.  As of December 31, 2004, the Company has incurred $166,732 of these costs.

In November 2004, the Company entered into an agreement with a fire protection company to provide a fire protection system for $183,340.  As of December 31, 2004, the Company has not incurred any of these costs.

As of December 31, 2004, the Company had commitments to purchase approximately 2,200,000 bushels of corn at various dates through November 2005.  The price of those contracts ranges between $2.07 and $2.40 per bushel.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accounting firm since our inception and is our independent registered public accounting firm at the present time.  We have had no disagreements with our auditors.

ITEM 8A.                                            CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer, Jeff Robertson, and our Chief Financial Officer, Barb J. Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.                                            OTHER INFORMATION.

On March 17, 2005, the Board approved a motion to hire Jeff Robertson as our Chief Executive Officer. For two of the past five years, Mr. Robertson has acted as our general and construction manager.  Prior to his engagement with United Wisconsin Grain Producers LLC, Mr. Robertson held various management positions in agriculture businesses in western Canada.  His responsibilities included marketing, logistics, operations and business development.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Identification of Directors, Executive Officers and Significant Employees

As of December 31, 2004, our Board of Directors consists of the following directors:

Kevin M. Roche, Chairman, President and Director – Age 37

Mr. Roche has served as Chairman, President and a director on our board since its inception.  For the past five years, Mr. Roche has operated a 4,000 acre corn, soybean and wheat farming operation in partnership with his father and brother.  He also owns and operates Roche Farms, Inc., which runs a 1,200 head cattle feeding operation.

Mr. Roche currently serves as our Chairman and President.  Mr. Roche is anticipated to continue serving as a director and in the offices of Chairman and President until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

William R. Herrmann, Vice Chairman, Vice President and Director – Age 62

Mr. Herrmann has served as Vice Chairman and Vice President since August 29, 2002 and as a director on our board since its inception.  For the past five years, Mr. Herrmann has operated a 1,500 acre crop farming enterprise.

Mr. Herrmann currently serves as our Vice Chairman and Vice President.  Mr. Herrmann is anticipated to continue serving as a director and in the offices of Vice Chairman and Vice President until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Robert Lange, Secretary and Director – Age 54

Mr. Lange has served as Secretary since August 29, 2002 and as a director on our board since its inception.  For the past five years, Mr. Lange has operated a cow/calf operation.  Prior to 2001, Mr. Lange operated a 1,500 head cattle feedlot and a 1,800 corn, soybean and wheat farm.

Mr. Lange currently serves as our Secretary.  Mr. Lange is anticipated to continue serving as a director and in the office of Secretary until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Robert J. Miller, Director – Age 52

Mr. Miller has served as a director on our board since its inception.  For the past five years, Mr. Miller has operated a 3,000 acre farming enterprise.

Mr. Miller was previously our Treasurer.  Effective as of December 16, 2004, the position of Treasurer was eliminated and the duties and responsibilities of the Treasurer were re-assigned to the office of Chief Financial Officer.  Mr. Miller is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Carl T. Benck, Director – Age 44

Mr. Benck has served as a director on our board since its inception.  For the past five years, Mr. Benck has operated a 1,700 corn, soybean and wheat farm.

Mr. Benck is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Jerry H. Franz, Director – Age 70

Mr. Franz has served as a director on our board since its inception.  For the past five years, Mr. Franz has operated a Franz Family Farms, Inc., which runs a 1,800 acre corn, soybean and wheat farm.

Mr. Franz is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Cal Dalton, Director – Age 47

Mr. Dalton has served as a director on our board since its inception.  For the past five years, Mr. Dalton has operated a 2,100 acre corn, soybean, wheat and hay farm.

Mr. Dalton is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Berwyn G. Westra, Director – Age 59

Mr. Westra has served as a director on our board since its inception.  For the past five years, Mr. Westra has been an accountant with the firm of Westra, Tillema & O’Connor, CPAs, L.L.C., which he founded in 1987.

Mr. Westra is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Lawrence Lagowski, Director – Age 52

Mr. Lagowski has served as a director on our board since October 28, 2003 when he was appointed by the current board of directors to fill a vacant board seat.  For the past five years, Mr. Lagowski has served as Chief Financial Officer of Indeck Energy Services, Inc.

Mr. Lagowski is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Wayne Mitchell, Director – Age 49

Mr. Mitchell has served as a director on our board since October 28, 2003 when he was appointed by the current board of directors to fill a vacant board seat.  Mr. Mitchell is currently the Senior Vice President, Technology and Business Development for Fagen, Inc., and has been employed by Fagen, Inc., since June 2000.  Prior to joining Fagen, Inc., he served as Process Team Leader for Reilly Industries, Inc., where he directed multi-disciplinary teams engaged in chemical process research and development.  Mr. Mitchell serves as a director for two other publicly reporting companies.  He is a director on the boards of directors of Husker Ag, LLC, an ethanol plant in Plainview, Nebraska and Badger State Ethanol, LLC, an ethanol plant in Monroe, Wisconsin.

Mr. Mitchell is anticipated to continue serving as a director until the first annual members meeting following substantial completion of the plant and until a successor is elected and qualified.

Jeff Robertson, Chief Executive Officer  – Age 48

Mr. Robertson has been acting as our general and construction manager under contract since November 2003.  Subsequent to the period covered by this report, the Board approved a motion to hire Jeff Robertson as our Chief Executive Officer.   Prior to his engagement with United Wisconsin Grain Producers LLC, Mr. Robertson held various management positions in agriculture businesses in western Canada.  His responsibilities included marketing, logistics, operations and business development.  Mr. Robertson graduated from the University of Saskatchewan in 1991.

Barb J. Bontrager, Chief Financial Officer – Age 42

On December 16, 2004, the board of directors appointed Barb Bontrager as Chief Financial Officer and terminated the position of Treasurer, previously held by Robert Miller.  The duties and responsibilities of the Treasurer’s office have been re-assigned to the Chief Financial Officer.  Ms. Bontrager’s most recent position, prior to her appointment as the Chief Financial Officer, was a senior tax specialist with Badgerland Farm Credit Service for three years.  Prior to that, she was the controller for Bethal Grain, a grain elevator and corn milling company.  Ms. Bontrager graduated from Lakeland in 1997 with a B.A. in accounting and she is a certified public accountant in the state of Wisconsin.

Dan J. Wegner, Commodities Manager  – Age 38

Mr. Wegner began employment with us on December 13, 2004.  Prior to his employment with us, Mr. Wegner was employed with ConAgra as grain merchandiser for 13 years.  Mr. Wegner graduated from University of Illinois in Champaign, IL with a B.S. in Ag Economics in 1990.

Peter J. Schrandt, Plant Manager – Age 42

On February 28, 2004, Mr. Schrandt began employment with us as plant manager.  Prior to his employment with the us, Mr. Schrandt was a fermentation supervisor for Diamond V Mills of Cedar Rapids, Iowa.  Mr. Schrandt was employed with Diamond V Mills for eleven and also served as a project specialist, manufacturing support specialist, production foreman, operator, and millhand.  Mr. Schrandt attended Iowa State University.

John R. Haas, Safety and Environmental Manager – Age 45

Mr. Haas, began engagement with usas project coordinator on July 12, 2004.  Prior to his employment with us, Mr. Haas was the operations/technical manager for Utica Energy of Oshkosh, Wisconsin for two years and served as the operations manager at Corn Plus of Winnebago, Minnesota before that.  Mr. Haas attended Bismarck Technical College majoring in process plant technology in 1984 and 1985.

All successor directors will be elected to staggered 3-year terms as provided in our operating agreement.

Audit Committee and Audit Committee Financial Expert

We have an audit committee.  The following directors are members of our audit committee: Berwyn G. Westra, Kevin M. Roche, and Lawrence Lagowski.  The Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee.  Berwyn G. Westra is our audit committee financial expert.  He is independent as defined by the NASDAQ rules.

Adoption of Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our Chairman and President, Kevin M. Roche, our Vice-President, William R. Herrmann, our Chief Executive Officer, Jeff Robertson, our Chief Financial Officer, Barb J. Bontrager, and our Secretary, Robert Lange.  Each of these individuals signed an acknowledgment of his or her receipt of our code of ethics.  Our code of ethics was filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and is included as current Exhibit 14.1 to this report by incorporation by reference.

Procedures for Recommending Nominees to Board of Directors

There has been no change in our procedures by which members may recommend nominees to our board of directors.  The process continues to be as described in our Operating Agreement.

ITEM 10.                                              EXECUTIVE COMPENSATION.

During 2004, we paid Kevin M. Roche $8,712 for his services as our President, Chief Executive Officer and Chairman.  We reimburse our directors at a rate of $25 per hour for the performance of tasks authorized in advance by our President.  We also reimburse our directors for out-of-pocket costs and mileage for travel to and from meetings and other locations to perform these tasks.   We do not have any compensatory security option plan for our executive officers and directors.  None of our directors or officers has any options, warrants, or other similar rights to purchase our securities.

The following table sets forth the compensation that we have paid to our President, Chief Executive Officer and Chairman.

Name and Principal Position	Year	Salary	All Other Compensation
Kevin M. Roche	2004	$0	$8,712	(1)
	2003	$0	$14,288
	2002	$0	$0

(1)  Includes amounts payable for director’s fees at $25/hr ($7,188), mileage reimbursement ($1,434) and reimbursement for other out of pocket expenses ($90)

Subsequent to the period covered by this report, our board of directors approved director related compensation for 2004, excluding reimbursement for mileage and out-of-pocket expenses, in an aggregate amount of $18,163 to all directors, except Robert Lange.  Subsequent to the date of this report, our board of directors also approved a director compensation policy.  The policy provides for payment to directors of an attendance fee for each board or committee meeting a director attends either in person or by telephone. The fees we intend to pay are as follows:

•                  $450.00 per board meeting/President

•                  $300.00 per board meeting/Director (in person)

•                  $250.00 per board meeting/Director (by telephone)

•                  $250.00 per committee meeting

In addition to these fees, the policy continues to provide for reimbursement to directors at a rate of $25.00 per hour for the performance of tasks authorized in advance by the President and for reimbursement to directors for all out-of-pocket costs and mileage for travel to and from meetings and other locations to perform these tasks.  At our 2005 Annual Meeting of Members, we intend to ask our members to ratify the board’s approval of payments made to directors in 2004 and its adoption of the previously described director’s compensation policy.

During 2004, we entered into an oral agreement with director Robert Lange to serve as full-time field supervisor.  Under the terms of our agreement, Mr. Lange was responsible for supervising and coordinating plant construction, developing policies regarding construction of the project, monitoring project development, public relations and other on-site development issues.  As of December 31, 2004, we paid Mr. Lange $42,977 for these services at the rate of $25 per hour.  The amount we paid Mr. Lange included reimbursement for his mileage and out-of-pocket expenses incurred while performing his duties.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

As of December 31, 2004, the following beneficial owners owned or held 5% or more of our outstanding units:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Membership Units	Fagen, Inc. (1) 501 W. Highway 212 P.O. Box 159 Granite Falls, MN 56241	2,000 Units	6.95%
Membership Units	Indeck Energy Services, Inc. 600 North Buffalo Grove Rd. Buffalo Grove, IL 60089	2,000 Units	6.95%

Fagen, Inc. beneficially owns 1,000 of its 2,000 Class A Units through its control of Fagen Energy, Inc.

Security Ownership of Management

As of December 31, 2004, members of our board of directors own units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Membership Units	Kevin M. Roche, Chairman, President and Director (1) N3432 Cty BB Columbus, WI 53925	152 Units	0.53%
Membership Units	William R. Herrmann, Vice Chairman, Vice President and Director W2553 Duborg Rd. Columbus, WI 53925	210 Units	0.73%
Membership Units	Robert J. Miller, Director (2) N 68 W 35460 Hwy K Oconomowoc, WI 53066	1,086 Units	3.77%
Membership Units	Robert Lange, Secretary and Director W11715 Behan Rd. Columbus, WI 53925	120 Units	0.42%
Membership Units	Carl T. Benck, Director W772 Hwy Z Fall River, WI 53932	70 Units	0.24%
Membership Units	Jerry H. Franz, Director N2775 Kroncke Rd. Poynette, WI 53955	135 Units	0.47%
Membership Units	Cal Dalton, Director 407 Lake St., P.O. Box 715 Pardeeville, WI 53954	200 Units	0.69%

Membership Units	Berwyn G. Westra, Director N8693 Cty FW Beaver Dam, WI 53916	135 Units	0.47%
Membership Units	Wayne Mitchell, Director 2001 Country Club Drive NE Willmar, MN 56201	10 Units	0.03%
TOTAL:		2,118 Units	7.36%

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

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2004, we have engaged in the following transactions with related parties.

Fagen, Inc.

Fagen, Inc., beneficially owns 2,000 of our Units.  Fagen, Inc., owns 1,000 Units and Fagen Engineering, LLC, owns 1,000 Units.  At December 31, 2004, we had 28,780 Units outstanding.  Fagen, Inc.’s ownership of 2,000 Units means that it owns a 6.95% membership interest in us.  We entered into a design-build contract with Fagen, Inc., for the purpose of providing design, development and construction services to us in connection with our ethanol plant.  Pursuant to the design-build contract, Fagen, Inc., has agreed to design, develop and construct a 40 million gallon per year ethanol plant for an amount not to exceed approximately $45,605,205, subject to change orders approved by us.  The amount we expect to pay Fagen, Inc., for construction of the ethanol plant is comparable to that of an arms-length transaction.

Indeck Energy Services, Inc.

Indeck Energy Services, Inc. beneficially owns 2,000 of our Units.  At December 31, 2004, we had 28,780 Units outstanding.  Indeck Energy Services, Inc.’s ownership of 2,000 Units meaning that it owns a 6.95% membership interest in us.  Indeck Energy Services, Inc., as a subcontractor under the design-build contract, is expected to provide us with a recuperative thermal oxidizer in connection with the development and construction of our ethanol plant.  We expect the recuperative thermal oxidizer to decrease our emission of any volatile organic compounds and ease our regulatory compliance.  The cost of the thermal oxidizer is estimated at $2,100,000 and is included in the design-build contract price of $45,605,205.  The amount we expect to pay Indeck Energy Services, Inc., for the recuperative thermal oxidizer for our ethanol plant is comparable to that of an arms-length transaction.

ITEM 13.                                              EXHIBITS ..

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

10.3

Change Order Request No. 1 by Key Railroad Development, LLC dated July 21, 2003.  Filed as Exhibit 10.15 to registrant’s periodic report on Form 10-QSB (Commission File 333-92188) filed November 11, 2003 and incorporated by reference herein.

10.4

Electric Service Agreement dated October 3, 2003 by and between Adams-Columbia Electric Cooperative of Friendship and United Wisconsin Grain Producers, LLC.  Filed as Exhibit 10.6 to registrant’s periodic report on Form 10-KSB (Commission File 333-92188) filed March 30, 2004 and incorporated by reference herein.

10.5

Contract for Construction Services between Iverson and Son’s LLC and United Wisconsin Grain Producers, LLC.  Filed as Exhibit 10.7 to registrant’s periodic report on Form 10-KSB (Commission File 333-92188) filed March 30, 2004 and incorporated by reference herein.

10.6

Design-Build Contract dated October 8, 2003 between Fagen, Inc. and United Wisconsin Grain Producers, LLC.*  Filed as Exhibit 10.8 to registrant’s periodic report on Form 10-KSB (Commission File 333-92188) filed March 30, 2004 and incorporated by reference herein.

10.7

Contract Change Order dated December 30, 2003 between Fagen, Inc. and United Wisconsin Grain Producers, LLC.*  Filed as Exhibit 10.9 to registrant’s periodic report on Form 10-KSB (Commission File 333-92188) filed March 30, 2004 and incorporated by reference herein.

10.8

Natural Gas Sales & Service agreement dated April 1, 2004 between WPS Energy Services, Inc. and United Wisconsin Grain Producers LLC. Filed as Exhibit 10.2 to registrant’s period report on Form 10-QSB (Commission File 000-50733) filed August 16, 2004 and incorporated by reference herein.

10.9

Natural Gas Transportation Service agreement dated April 8, 2004 between Wisconsin Power and Light Company and United Wisconsin Grain Producers LLC. Filed as Exhibit 10.1 to registrant’s period report on Form 10-QSB (Commission File 000-50733) filed August 16, 2004 and incorporated by reference herein.

10.10

Ethanol Fuel Marketing Agreement dated August 25, 2004 between Renewable Products Marketing Group LLC and United Wisconsin Grain Producers LLC.  Filed as Exhibit 10.1 to registrant’s periodic report on Form 10-QSB (Commission File 333-92188) filed November 15, 2004 and incorporated by reference herein.

10.11	Distiller’s Grain Marketing Agreement dated August 31, 2004 between Commodity Specialist Company and United Wisconsin Grain Producers LLC. Filed as Exhibit 10.2 to

registrant’s periodic report on Form 10-QSB (Commission File 333-92188) filed November 15, 2004 and incorporated by reference herein.

10.12

Facility Use Agreement dated October 4, 2004 between Town of Randolph and United Wisconsin Grain Producers LLC. Filed as Exhibit 10.3 to registrant’s periodic report on Form 10-QSB (Commission File 333-92188) filed November 15, 2004 and incorporated by reference herein.

10.13	Railroad Spur Construction Agreement dated October 15, 2004 between the Town of Randolph and Volkmann Railroad Builders, Inc.

14.1

Code of Ethics of United Wisconsin Grain Producers, LLC adopted March 18, 2004.   Filed as Exhibit 14.1 to registrant’s periodic report on Form 10-KSB (Commission File 333-92188) filed March 30, 2004 and incorporated by reference herein.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

*Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Category	Year	Fees
Audit Fees	2004	$55,000
	2003	$46,000
Audit-Related Fees	2004	$0
	2003	$0
Tax Fees	2004	$8,500
	2003	$0
All Other Fees	2004	$0
	2003	$0

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	March 17, 2005	/s/ J. F. Robertson
J. F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	March 17, 2005	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2005	/s/ Kevin M. Roche
Kevin M. Roche, Chairman, President and Director

Date: March 17, 2005	/s/ William R. Herrmann
William R. Herrmann, Vice-President and Director

Date: March 17, 2005	/s/ Robert Lange
Robert Lange, Secretary and Director

Date: March 17, 2005	/s/ Robert J. Miller
Robert J. Miller, Director

Date: March 17, 2005	/s/ Carl Benck
Carl Benck, Director

Date: March 17, 2005	/s/ Cal Dalton
Cal Dalton, Director

Date: March 17, 2005	/s/ Jerry H. Franz
Jerry H. Franz, Director

Date: March 17, 2005	/s/ Berwyn G. Westra
Berwyn G. Westra, Director

Date: March 17, 2005	/s/ Lawrence Lagowski
Lawrence Lagowski, Director

Date: March 17, 2005	/s/ Wayne Mitchell
Wayne Mitchell, Director