Form 10QSB
period 2005-03-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2005-05-16
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

COMMISSION FILE NUMBER 000-50733

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(Exact name of small business issuer as specified in its charter)

Wisconsin	39-2032455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

W1231 Tessmann Road, Cambria, Wisconsin 53923

(Address of principal executive offices)

(920) 348-5016

(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 9, 2005, there were 28,780 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Balance Sheet

March 31, 2005
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$716,982
Derivative instruments	53,250
Grants receivable	244,398
Prepaid expenses	27,679
Total current assets	1,042,309

Property, Plant and Equipment
Land	1,029,909
Office equipment	146,160
Administration building	411,158
Construction in process	47,468,684
Total property and equipment	49,055,911
Less accumulated depreciation	13,877
Net property, plant and equipment	49,042,034

Other Assets
Debt issuance costs	539,324
Total other assets	539,324

Total Assets	$50,623,667

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Balance Sheet

March 31, 2005
(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$13,780
Accounts payable	446,416
Construction accounts payable	4,164,764
Construction loan	19,784,954
Accrued liabilities	92,359
Total current liabilities	24,502,273

Long-Term Debt, less current maturities	74,075

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	27,696,394
Deficit accumulated during development stage	(1,649,075)
Total members’ equity	26,047,319

Total Liabilities and Members’ Equity	$50,623,667

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Statement of Operations

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	From Inception (November 2, 2001) to March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Project coordinator	52,248	35,750	289,621
Organization costs	—	—	59,271
Consulting and professional fees	69,448	75,214	645,634
Administrative	243,411	61,734	957,516
Totals	365,107	172,698	1,952,042

Operating Loss	(365,107)	(172,698)	(1,952,042)

Other Income (Expense)
Grant income	75,651	24,218	241,500
Interest income	—	37,902	110,000
Interest expense	(38)	(788)	(5,707)
Gain (loss) on hedging	164,545	—	(95,679)
Miscellaneous	—	—	52,853
Total other income (expense), net	240,158	61,332	302,967

Net Loss	$(124,949)	$(111,366)	$(1,649,075)

Net Loss Per Unit (28,780, 26,826 and 12,973 weighted average units outstanding, respectively)	$(4.34)	$(4.15)	$(127.12)

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	From Inception (November 2, 2001) to March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(124,949)	$(111,366)	$(1,649,075)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	8,535	352	13,877
Unrealized loss on hedging	(164,545)	—	95,679
Grant income	(75,651)	(24,218)	(241,500)
Deposits on expired land options	—	3,000	3,000
Changes in assets and liabilities:
Derivative instruments	276,071	—	(148,929)
Accounts receivable	4,383	—
Prepaid expenses	(13,655)	2,901	(27,679)
Accounts payable	327,477	43,483	437,652
Accrued liabilities	76,217	(5,827)	92,359
Net cash provided by (used in) operating activities	313,883	(91,675)	(1,424,616)

Cash Flows from Investing Activities
Land acquisitions	—	(541)	(1,032,909)
Capital expenditures	(33,486)	—	(372,385)
Payments for construction in process	(419,767)	(6,653,400)	(25,063,744)
Net cash used in investing activities	(453,253)	(6,653,941)	(26,469,038)

Cash Flows from Financing Activities
Member contributions	—	1,914,000	28,102,500
Proceeds from grants for operating expenses	67,133	11,687	202,198
Proceeds from grants for capital expenditures	263,563	—	306,206
Proceeds from construction loan	531,940	—	940,174
Payments on short-term debt	—	(20,343)	—
Payments for long term debt	(442)	(414)	(3,776)
Payments for debt issuance costs	(14,910)	(423,287)	(530,560)
Payments for costs of raising capital	—		(371,106)
Payments for membership unit redemption	—	(15,000)	(35,000)
Net cash provided by financing activities	847,284	1,466,643	28,610,636

Net Increase (Decrease) in Cash	707,914	(5,278,973)	716,982

Cash and Cash Equivalents – Beginning of Period	9,068	20,150,071	—

Cash and Cash Equivalents– End of Period	$716,982	$14,871,098	$716,982

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development State Company)

Condensed Statements of Cash Flows

	Quarter Ended March 31 2005	Quarter Ended March 31, 2004	From Inception (November 2, 2001) to March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Cash paid during the year for:
Interest	$38	$788	$5,707

Noncash Investing and Financing Activities

Capital expenditures and construction in process funded by long-term debt	$—	$—	$91,631

Capital expenditures and construction in process funded by construction loan	$4,916,471	$92,345	$18,843,780

Operating expenses funded by construction loan	$1,200	$—	$2,200

Construction in process in grants receivable	$205,096	$—	$205,096

Construction in process in accounts payable	$4,164,764	$3,487,559	$4,164,764

Debt issuance costs in accounts payable	$671	$43,070	$671

Deposits applied to purchased land	$—	$—	$10,000

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2005 and 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004, contained in the Company’s annual report on Form 10-KSB for 2004.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

The Company was organized to pool investors, some of whom intend to provide a corn supply, for a 40 million gallon ethanol plant to be located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states. In addition, the Company intends to produce and sell distillers grains as a co-product of ethanol production. The Company began construction of its ethanol plant in November 2003.  As of March 31, 2005, the Company is in the development stage, with its efforts principally devoted to construction activities.  The Company began operations in April 2005.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the March 31, 2005 balance sheet at their fair market value.

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

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although the Company believes its derivative positions are economic hedges, none have been designated as a cash flow hedge for accounting purposes.

The Company has recorded an asset of $53,250 and unrealized gain on derivative instruments for $164,545 related to its derivative contracts for the three months ended March 31, 2005.  The Company is required to maintain cash balances at its broker related to derivative instrument positions.  At March 31, 2005, restricted cash was $40,475, and is included in cash and cash equivalents.

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

The loan fees consist of underwriting fees, participation fee, and annual facility fee.  The underwriting fees are $100,000 of which $20,000 was due and was paid upon acceptance of the term sheet and $80,000 was due and paid at loan closing.  There was a 75 basis point participation fee on the entire credit facility paid at loan closing totaling $247,682.  There is an annual facility fee of $40,000 beginning at the conversion of the construction loan to the facility term note and upon each anniversary for four years.  If any of the senior debt is prepaid in whole or in part, within three year following the date of the agreement; a prepayment penalty applies.  Prepayment penalties of 3%, 2% and 1% of the amount prepaid will apply in the first, second and third year, respectively.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.  The loan is secured by substantially all the Company’s assets.  As of March 31, 2005, the Company had borrowed $19,784,954 on this credit facility.

3.  LONG TERM DEBT

In April 2003, the Company entered into a capital lease agreement for office equipment for $5,631 with accumulated depreciation at March 31, 2005 of $2,235.  The lease calls for thirty-six monthly payments of $160 including interest at 7%, maturing March 2006 and secured by equipment.

In March 2004, the Company finalized the agreement with an electric cooperative to finance the remaining $86,000 of the aid-to-construct costs.  The agreement calls for 60 monthly payments of $2,138 including interest at 17%, beginning April 2005 and maturing March 2010.

Long term debt maturities are as follows:

Years Ending December 31,
2005	$13,780
2006	14,012
2007	16,027
2008	18,898
2009	22,471
2010	2,667
$87,855

4.  MEMBERS’ EQUITY

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

5.  RELATED PARTY TRANSACTIONS

As of March 31, 2005, the Company had incurred $14,722 in director fees and related expense in 2005, of which $3,748 is included in accounts payable at March 31, 2005 to eight members.

6.  GRANTS

In October 2003, the Wisconsin Department of Commerce approved a grant for $271,000 in funds to reimburse the Company for infrastructure costs.  Through March 31, 2005, the Company has incurred the $271,000 of costs eligible for reimbursement under this grant, of which $40,750 is included in grants receivable.  $268,525 of this amount is associated with capital expenditures and has been recognized as a reduction of the basis of the asset and the remaining $2,475 of this amount is associated with expenses and is reflected in grant income.  At March 31, 2004, the Company had not incurred any costs associated with this grant.

In January 2004, the Company was approved for a matching grant from the United States Department of Agriculture for $450,000.  Through March 31, 2005, the Company had incurred costs of $321,802 associated with this grant of which $43,648 is included in grants receivable.  $239,025 of this amount is associated with expenses and is reflected in grant income and the remaining $82,777 is associated with capital expenditures and has been recognized as a reduction of the basis of asset.  At March 31, 2004, the Company had incurred costs of $24,218 associated with this grant, of which $12,531 was included in grant receivable.

In February 2004, the Company was approved for a matching grant from the Transportation Facilities Economic Development Program (TEA) for $160,000.  The proceeds of the grant will be used to fund a portion of a single contract with a contractor hired to do the rail spur development.  Through March 31, 2005, the Company has incurred the $160,000 of costs eligible for reimbursement under this grant.  The Company has accounted for this grant as a receivable and has reduced the basis of the capital expenditure which is included in construction in process.  At March 31, 2004, the Company had not incurred any costs associated with this grant.

7.  COMMITMENTS AND CONTINGENCIES

The Company estimates of total costs of the project to be $60,058,528.  The Company anticipates funding the development of the ethanol plant by using grants, the proceeds it raised through the Offering, and utilizing debt financing for the remainder of the costs.

On October 8, 2003, the Company entered into an agreement with a related party, Fagen, Inc., to perform all design and construction services, provide all material, equipment, tools and labor, necessary to build a 40 million gallon dry grind ethanol plant for $45,575,000, subsequently amended to $45,605,205.  The design-build contract provides that the Company may be entitled to receive either consequential damages for losses such as loss of use, profits, business, reputation or financing, or liquidated damages in the event Fagen, Inc. fails to substantially complete the plant by the scheduled completion date.  These liquidated damages are in lieu of consequential damages for any losses we may incur, such as loss of use, profits, business, reputation, or financing.  If Fagen, Inc. does not complete within specified dates, they will pay the Company for each day that substantial completion remains outstanding.  If the plant is substantially completed 1 to 90 days prior to substantial completion date, the Company will pay the Fagen, Inc. an early performance bonus for each day that substantial completion is achieved prior to the substantial completion date.  If the contract is terminated by the Company without cause or by Fagen, Inc. for cause, the Company is required to pay the Fagen, Inc. a fee of $1,000,000 if the Company resumes construction of the plant through their own employees or third parties.  As of March 31, 2005, the Company has incurred $43,133,198 in costs related to this contract, of which $3,725,883 is included in construction accounts payable.

As of March 31, 2005, the Company had forward corn purchase contracts totaling 7,100,000 bushels for various delivery periods, May through November 2006.  The prices on these contracts range from $2.03 to $2.48 per bushel.

8.  SUBSEQUENT EVENTS

Marketing Agreement

On April 1, 2005, the Company entered into a marketing agreement with a company for the purpose of developing and marketing our modified wet distillers grain product.  The initial term of this agreement is one year and shall automatically renew for an additional one year unless either party gives the other party not less than 120 days notice prior to the annual renewal date.

Plant Operations

Subsequent to March 31, 2005, the Company began operations, and successfully completed performance testing of the plant.

Item 2.  Management’s Discussion and Analysis and Plan of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “will,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•                  Changes in the availability and price of corn;

•                  Increases or decreases in the supply and demand for ethanol;

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland, Wisconsin.   We expect the total project to cost approximately $60,058,528.

We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2.  During the offering we sold 27,500,000 units and received aggregate offering proceeds of $27,500,000 to supplement our initial seed capital.  To complete financing of the project, we executed debt financing agreements securing a senior credit facility of $33,024,200 from AgStar Financial Services, PCA.

As of March 31, 2005, construction of our project was nearing completion.  Subsequent to our quarter end on March 31, 2005, we substantially completed construction of our ethanol plant and began producing ethanol and distillers grains.   We expect to fund our operations over the next 12 months using cash flow from continuing operations, USDA Commodity Credit Corporation Bioenergy Program payments, revolving lines of credit, and our senior credit facility.

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

As of March 31, 2005, we were in the development-stage and only became operational in April 2005.  Accordingly, we do not yet have comparable income, production and sales data for the three months ended March 31, 2005.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our first fiscal quarter of 2004 and our first fiscal quarter of 2005, it is important that you keep this in mind.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains.  We will focus primarily on these three areas: (i) operating the plant and completing any unfinished site work; (ii) maximizing our plant’s operational efficiency to operate as competitively as possible; and (iii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible.

Plant Construction and Operations

As of March 31, 2005, plant construction was in process and the outstanding balance on the plant design-build contract was $3,492,475, including $2,278,750 held in retainage.  Other construction account payables totaled $672,289 as of March 31, 2005.

Based upon the project inspection report prepared for our senior lender, project construction was 94% complete as of March 31, 2005.  As of March 31, 2005, construction costs under the design-build contract equaled 95% of their scheduled value.  Based upon construction costs and other project costs incurred to date, we expect our final project cost to be on budget at approximately $60,058,528.

On April 21, 2005, we substantially completed plant construction and commenced start-up operations.  As of May 5, 2005, the plant passed performance testing and became fully operational.  As owner of the project, we are responsible for the rail-yard, site development, landscaping, excavation, access roads, office building, fire protection, water supply and equipment.  As of March 31, 2005, those items are approximately 92% complete.  We still need to complete paving the roadways at the plant, landscaping, seeding and the automated truck handling system.  We expect to complete these items in the next few months without interruption or delay of plant operations.

During the next 12 months, we expect to focus on producing ethanol and distillers grains at our plant.  We have engaged an ethanol marketing firm to market our ethanol and a distillers grains marketing firm to market our dried distillers grains.  We may also independently market a portion of our dried distillers grains to local livestock producers.  Subsequent to the quarter ended March 31, 2005, we engaged Commodity Specialists Company to market our modified wet distillers grains.  The initial term of this agreement is one year and it automatically renews for successive one-year periods unless either party gives at least 120 days prior written notice.  Commodity Specialists Company also markets our dried distillers grains.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Revenues

As we transition from a development-stage company to becoming operational, our revenues will consist of sales of ethanol and distillers grains.  We expect ethanol sales to constitute the bulk of our revenues.  The supply of ethanol is currently outpacing ethanol demand.  Recent market values for ethanol have fallen 30% to 40% from the values experienced in the last quarter.  Demand increases may continue to lag production maintaining downward pressure on ethanol prices in the short to mid term.  Based upon the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect a return to strong ethanol prices in the short to mid term.  Areas where demand may increase are new markets in Atlanta, Nashville, Baton Rouge and Houston.  Minnesota may also generate additional demand if the Minnesota legislature passes pending legislation mandating a 20% ethanol blend in its gasoline.

Potential increases in demand do not include national implementation of a Renewable Fuels Standard or similar legislation, which could cause increases in demand to be greater than currently projected.  If the use of MTBE is phased out on a national level in the next few years and the reformulated gasoline oxygenate requirement remains unchanged, the anticipated growth may yield a doubling of ethanol demand much sooner than currently anticipated.  However, even as new markets develop, the industry continues to grow rapidly and national production is expected to rise by 750,000 gallons over the next year from 3.4 billion gallons to 4.15 billion gallons annually.  In addition, none of these new markets is assured nor is the timing of any other new demand in the ethanol industry.

We currently benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for our ethanol.  In March 2005, a bi-partisan bill containing a proposed Renewable Fuels Standard (“RFS”) was introduced in the U.S. Senate.  The RFS bill would require the use of 4 billion gallons of renewable fuels in 2006 increasing to 8 billion gallons by 2012.  The bill is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  In addition, the bill eliminates the reformulated gasoline (“RFG”) oxygenate standard, enhances RFG air quality requirements and improves the credit and waiver provisions of the RFS package.  There is no assurance or guarantee that Congress will pass RFS legislation or that any RFS legislation approved by Congress will contain provisions sufficiently favorable to the ethanol industry to cause a sustainable increase in ethanol demand.

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

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our revenues, profit margin and ability to maintain positive cash flows.

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

Employees

Our ethanol plant is fully staffed.  We employ 33 full-time employees. Approximately ten of our employees will be involved primarily in management and administration.  The remainder will be involved primarily in plant operations.  We do not expect any significant change to the number of employees necessary to operate our plant.

The following table represents the current positions within the plant and the number of individuals we currently employ for each position:

Position	# Employed
Chief Executive Officer	1
Chief Financial Officer	1
Commodities Manager	1
Plant Manager	1
Safety & Enviro Manger	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	3
Maintenance Manager	1
Maintenance Craftsmen	5
Shift Supervisors	4
Plant Operators	8
Shipping and Receiving	5
TOTAL	33

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

As we transition from a development-stage company to becoming operational, our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.  The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels.  The 2004 corn supply is expected to outpace demand by approximately 1 billion bushels. Locally, however, our production suffered due to an excessively rainy planting season. To the north of our plant, many acres were left idle and not planted.  As a result, the cash basis for locally grown corn is higher than normal.  This has equated to slightly higher corn prices than most areas of the Midwestern United States.  National corn prices should remain low into the 2005 spring planting season. However, as we get nearer to corn planting season we expect the grain market to begin focusing on prospects for the 2005 corn crop.  Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.

As of March 31, 2005, we have forward corn purchase contracts totaling 7,100,000 bushels for various delivery periods, May through November 2006.  The prices on these contracts range from $2.03 to $2.48 per bushel.  We also have price protection in place in the form of long corn futures positions on the Chicago Board of Trade for approximately 3% of our corn needs through December 2005.  Our combined forward contracts and futures coverage represents price protection for approximately 63% of our corn needs through December 2005.  As we move forward, we will continue to monitor our risk in the corn market.  We may determine that additional protection is necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our forward contracts and futures positions.  Our forward contracts and futures positions are classified as derivative instruments in our financial statements.  Depending on market movements, crop prospects and weather, these price protection positions may lose value in the short-term but are expected to produce long-term positive growth for us.

Natural gas is also an important input commodity to our manufacturing process.  We estimate that our natural gas usage will be approximately 118,000 million British thermal units (mmbtu) per month.  We use natural gas to dry our distiller’s grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Dry distiller’s grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida.  Recently, the price of natural gas has risen along with other energy sources.  Natural gas prices are considerably higher than the  10-year average.  We look for continued volatility in the natural gas market, led mainly by the speculators who are taking advantage of this market, and any increases in the price of natural gas will increase our cost of production and negatively impact our profit margins.  We have secured a marketing firm and an energy consultant for our natural gas, and will work with them to develop ways to protect our business against adverse price risk.  Currently we have not locked in any gas volumes due to high price levels.  We have target prices in place, at which we will forward purchase natural gas.

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

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements, in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Of the significant accounting policies described in the notes to our financial statements, we believe that the following is the most critical:

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the March 31, 2005 balance sheet at their fair market value.

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

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of $716,982, current assets of $1,042,309 and total assets of $50,623,667.  As of March 31, 2005, we had current liabilities of $24,502,273 and long term liabilities of $74,075.

The members’ contributions, net of costs related to capital contributions, are $27,696,394.  The accumulated deficit from inception through March 31, 2005 is $1,649,075.  Total members’ equity as of March 31, 2005, is $26,047,319.  Since our inception through the quarter ended March 31, 2005, we have generated no revenue from operations.

Short-Term and Long-Term Debt Sources

We have entered into a senior credit facility consisting of a $33,024,200 single construction loan with AgStar Financial Services, PCA.   As of March 31, 2005 our loan balance was $19,784,954.  The credit facility is secured by substantially all of our assets. During construction we have made interest only payments on the principal balance at an interest rate equal to the one-month LIBOR (the London Interbank Offered Rate) plus 3.75%.

Now that our ethanol plant is complete and we are operational, the construction loan will be converted into two loans.  The first will be a term loan equal to the lesser of $29,024,200 or 55% of the total project cost. The second will be a $4,000,000 revolving loan.  The term loan of $29,024,200 or 55% of total project cost is for five years with a ten-year amortization.  Payments on the converted term loan will be paid in monthly installments including principal and interest.  The loan commitment offers a variable and a fixed interest rate option.  Depending on the interest rates in effect at the time of conversion and anticipated changes in the credit environment, we may elect to allocate some portion of the loan to a variable interest rate and the balance to a fixed interest rate.  The variable interest rate on the converted term loan will be at a rate equal to the monthly LIBOR plus 3.75%.  This variable interest rate may be adjusted downward depending on our level of owners’ equity as reported in our monthly financial statements.  The fixed interest rate option is subject to change weekly and is available at the conversion of the construction loan to the term loan.  The final term facility can be segmented between a fixed portion and a variable portion. Interest on the revolving loan will accrue at a rate equal to the monthly LIBOR plus 3.75%.  However, this interest rate may be adjusted downward depending on our level of owners’ equity.

The construction loan, converted term loan and line of credit agreements contain restrictions and financial covenants to which we will be subject during the term of the agreements.  If, for any reason, our revenues significantly decrease and/or our cost of goods significantly increases, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

Bioenergy Program Payments

We have enrolled in the USDA Commodity Credit Corporation’s Bioenergy program. Under the USDA CCC Bioenergy program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. No eligible producer may receive more than $7.5 million under the program. Because we expect to be an eligible producer and to annually utilize 15 million bushels of corn in the increased production of ethanol, we could potentially receive the maximum award of $7.5 million. However, the Commodity Credit Corporation may award only $100 million annually fiscal years 2005 through 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  Based upon the recent increase in national ethanol production, we anticipate a pro rata reduction in aggregate payments to all eligible producers.  We anticipate the pro rata reduction to be in the range of 55% to 60%.  Therefore, we may not receive the maximum award of $7.5 million.  Given the lower total payout and the number of gallons of new production being reported we estimate our total funds out of the program in our fiscal year 2005 to be approximately $2.0 million.  In addition, the Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.

Ethanol production for our second quarter (commencing with our start-up date of April 21 through June 30, 2005) will be eligible for Bioenergy program payments.  We will file our application for Bioenergy program payments for second quarter production no later than July 31, 2005.  We expect to receive the payments for second quarter production sometime during our third quarter.

Operating Budget and Financing of Plant Operations

As of March 31, 2005, we have incurred approximately $49,056,000 of construction costs.  The construction costs incurred as of March 31, 2005 include approximately $39,407,315 paid to Fagen, Inc. under the design-build agreement and a construction payable of approximately $3,725,883 to Fagen, Inc.  As we transition from a development-stage company to becoming operational, we expect that outgoing cash flows will be directed towards funding plant operations and paying off debt.

We expect to have sufficient cash from cash flow generated by plant operations, our senior credit facility and Bioenergy program payments to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office audit, legal compliance and working capital costs.  The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Cost of Corn	35,408,760
Cost of Utilities	12,433,030
Other Costs of Production	11,486,673
General and Administrative Costs	3,133,862
Total Operating Costs	$62,462,325

The estimates in the table set forth above are based upon the experience of our general contractor with other ethanol plants similar to ours.  These are only estimates and our actual expenses and costs could be much higher due to a variety of factors discussed throughout this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.  We have commitments and contingencies as described in Note 7 to our Financial Statements.

Item 3.  Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of

March 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

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

UNITED WISCONSIN GRAIN
PRODUCERS, LLC

Date: May 13, 2005	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2005	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer
(Principal Accounting Officer)