Form 10QSB
period 2005-06-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2005-08-15
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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

(920) 348-5016
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of August 12, 2005, there were 28,780 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):    ☐ Yes    ☒ No

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

June 30,
2005
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$806,397
Derivative instruments	52,575
Trade accounts receivable	3,031,812
CCC Bio-Energy program receivable	800,321
Grants receivable	200,750
Prepaid expenses	258,269
Inventory	1,527,881
Total current assets	6,678,005

Property, Plant and Equipment
Land and land improvements	5,206,215
Office equipment	191,483
Administration building	412,945
Plant and process equipment	46,544,000
Total property and equipment	52,354,642
Less accumulated depreciation	737,992
Net property, plant and equipment	51,616,650

Other Assets
Debt issuance costs, net of accumulated amortization	534,395
Total other assets	534,395

Total Assets	$58,829,050

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

June 30,
2005
(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,904,586
Accounts payable	2,101,381
Revolving loan payable	780,426
Accrued liabilities	124,271
Total current liabilities	4,910,664

Long-Term Debt, less current maturities	27,121,017

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	27,696,394
Retained earnings	(899,025)
Total members’ equity	26,797,369

Total Liabilities and Members’ Equity	$58,829,050

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Revenues	$10,109,672	$—

Cost of Goods Sold	9,544,572	—

Gross Profit	565,100	—

Operating Expenses	451,510	194,390

Operating Income (Loss)	113,590	(194,390)

Other Income (Expense)
Grant income	112,201	50,901
Interest income	—	19,577
CCC Bio-Energy income	800,322	—
Interest expense	(283,358)	(1,161)
Unrealized loss on derivative instruments	—	(71,294)
Miscellaneous income	7,296	7,232
Total other income, net	636,461	5,255

Net Income (Loss)	$750,051	$(189,135)

Net Income (Loss) Per Unit (28,780 and 28,683 weighted average units outstanding, respectively)	$26.06	$(6.59)

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Revenues	$10,109,672	$—

Cost of Goods Sold	9,380,028	—

Gross Profit	729,644	—

Operating Expenses	816,617	367,089

Operating Loss	(86,973)	(367,089)

Other Income (Expense)
Grant income	187,852	75,119
Interest income	—	57,480
CCC Bio-Energy income	800,322	—
Interest expense	(283,396)	(1,949)
Unrealized loss on derivative instruments		(71,294)
Miscellaneous income	7,296	7,232
Total other income, net	712,074	66,588

Net Income (Loss)	$625,101	$(300,501)

Net Income (Loss) Per Unit (28,780 and 27,754 weighted average units outstanding, respectively)	$21.72	$(10.83)

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$625,101	$(300,501)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	741,733	1,233
(Gain)/unrealized loss on hedging	(247,929)	71,294
Grant income	(187,852)	(75,119)
Deposits on expired land options	—	3,000
Changes in assets and liabilities:
Derivative instruments	360,130	(500,000)
Accounts receivable	(3,827,751)	(3,668)
Inventory	(1,527,881)	—
Prepaid expenses	(244,244)	(22,928)
Accounts payable	1,981,771	42,321
Accrued liabilities	108,129	(6,325)
Net cash used in operating activities	(2,218,793)	(790,693)

Cash Flows from Investing Activities
Land acquisitions	—	(300,061)
Capital expenditures	(55,770)	(18,578)
Payments for construction in process	(647,801)	(13,637,641)
Net cash used in investing activities	(703,571)	(13,956,280)

Cash Flows from Financing Activities
Member contributions	—	3,175,000
Proceeds from grants for operating expenses	218,637	32,168
Proceeds from grants for capital expenditures	283,905	—
Proceeds from revolving line of credit	780,426	—
Proceeds from long term debt	2,542,012	—
Payments on short-term debt	—	(50,836)
Payments for long term debt	(86,894)	(835)
Payments for debt issuance costs	(18,393)	(472,359)
Payments for costs of raising capital	—	4,851
Payments for membership unit redemption	—	(15,000)
Net cash provided by financing activities	3,719,693	2,672,989

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows (continued)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net Increase (Decrease) in Cash	797,328	(12,073,984)

Cash and Cash Equivalents– Beginning of Period Period	9,068	20,150,071

Cash and Cash Equivalents– End of Period	$806,396	$8,076,087

Supplemental Cash Flow Information

Cash paid during the year for:
Interest	$97	$1,949

Noncash Investing and Financing Activities

Capital expenditures and construction in process funded by long-term debt	$8,368,571	$—

Construction in process funded by notes payable	$—	$92,345

Capital expenditures purchased by accounts payable	$—	$7,127

Operating expenses funded by construction loan	$3,000	$—

Capital Expenditures in Grants Receivable	$200,750	$—

Construction in process in accounts payable	$—	$2,109,435

Debt issuance costs in accounts payable	$—	$8,967

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

June 30, 2005 and 2004

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

Nature of Business

The Company was organized to pool investors, some of whom provide a corn supply, for a 40 million gallon ethanol plant located near the town of Friesland in the township of Randolph, Wisconsin, with distribution to upper Midwest states. In addition, the Company produces and sells distillers grains as a co-product of ethanol production throughout the United States. The Company began performance testing April 21, 2005, and successfully completed performance testing of the plant in May 2005.  Prior to commencing operations on May 5, 2005, the Company was a developmental stage entity.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Commodity Credit Corporation Bio-Energy Program incentives include significant estimates.  Actual results could differ from those estimates.

Revenue Recognition

The company recognizes revenue at the time title to the goods and all risks of ownership transfer to the customers, which generally occurs upon shipment to the customer or when the customer picks up the goods.  The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has sold the ethanol and completed all the requirements of the applicable incentive program

Trade Accounts Receivable

Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts.  The company extends credit to customers for sales of ethanol and distillers grain in the normal course of business.  Credit is extended based on an on-going evaluation of a customer’s financial conditions and generally no collateral is required.  If payment is not received on a timely basis in accordance with the company’s credit terms it is considered past due.  Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses when required.  At June

30, 2005 and 2004, the company believes all receivables are fully collectible and no allowance for doubtful accounts is deemed necessary.

Inventories

Inventories, which consist primarily of ethanol and distillers grains, are stated at the lower of average cost or market.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2005 balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

The Company has recorded an asset of $52,575 as of June 30, 2005.  The Company has also recorded a combined realized and unrealized gain on derivative instruments of $247,929 related to its derivative contracts for the six months ended June 30, 2005.  This includes a gain of $83,384 recorded during the three month period ended June 30, 2005 and a gain of $164,545 recorded during the three month period ended March 31, 2005.  As the Company had not commenced operations as of March 31, 2005, the first quarter gains were included in other income and have been reclassed to cost of sales.   The unrealized loss of $71,294 for the six month period ending June 30, 2004 was recognized as another income and expense item.  The Company is required to maintain cash balances at its broker related to derivative instrument positions.  At June 30, 2005, restricted cash was $ 46,675, and is included in cash and cash equivalents.

Grants

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Commodity Credit Corporation Bioenergy Program

During the second quarter of 2005, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  For the quarter ended June 30, 2005 the Company recorded $800,322 as other income from the CCC.  The company was not eligible for Bioenergy Program payments prior to commencement of production in May 2005.

2.  INVENTORY

Inventory consists of the following at June 30, 2005:

Raw materials	$877,596
Work in process	174,233
Finished Goods	476,052
Total	$1,527,881

3.  BANK FINANCING

On February 26, 2004 the Company closed on a construction loan from a financial institution.  The construction loan for $33,024,200 was converted on July 15, 2005 into two loans with the first loan a $4,000,000 revolving loan and the second with a $29,024,200 term loan.  The term of the loans is five years with a ten-year amortization.  The term loan was converted under the variable rate option at an initial rate of 6.9%.  The funds or a portion thereof can be converted to a fixed rate at anytime as prescribed in the loan agreement. The remaining $780,426 was drawn on the $4,000,000 revolving line of credit until it was subsequently paid off.  The company pays 0.50% interest on the unused portion of this instrument.  As of June 30, 2005, the Company had borrowed $29,804,626, on this credit facility.

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

These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow and restrict distributions.  The loan is secured by substantially all the Company’s assets.

4.  LONG TERM DEBT

Long term debt consists of the following:

June 30, 2005
Bank Financing (Note 3)	$29,024,200
Capital lease agreement for office equipment, due in thirty-six monthly installments of $160 including interest at 7% beginning April 2003 and maturing March 2006	1,403

Totals	$29,025,603

The estimated maturities of long term debt at June 30, 2005 are as follows:

2005	$1,904,586
2006	2,219,048
2007	2,378,517
2008	2,549,447
2009	2,732,659
Thereafter	17,241,346
Total	$29,025,603

5.  RELATED PARTY TRANSACTIONS

In the six months ending June 30, 2005, the Company had incurred $35,278 in director fees and related expense, of which $7,388 to ten members is included in accounts payable at June 30, 2005.

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

6.  GRANTS

In October 2003, the Wisconsin Department of Commerce approved a grant for $271,000 in funds to reimburse the Company for infrastructure costs.  At June 30, 2005, the Company has incurred the $271,000 of costs eligible for reimbursement under this grant, of which $40,750 is included in grants receivable.  $268,525 of this amount is associated with capital expenditures and has been recognized as a reduction of the basis of the asset and the remaining $2,475 of this amount is associated with expenses and is reflected in grant income.

In January 2004, the Company was approved for a matching grant from the United States Department of Agriculture for $450,000.  At June 30, 2005, the Company had incurred costs of $450,000 associated with this grant and has been reimbursed for the $450,000.  $351,227 of this amount is associated with expenses and has been reflected in grant income and the remaining $98,773 is associated with capital expenditures and has been recognized as a reduction of the basis of the asset.

In February 2004, the Company was approved for a matching grant from the Transportation Facilities Economic Development Program (TEA) for $160,000.  The proceeds of the grant will be used to fund a portion of a single contract with a contractor hired to do the rail spur development.  At June 30, 2005, the Company has incurred the $160,000 of costs eligible for reimbursement under this grant.  The Company has accounted for this grant as a receivable and has reduced the basis of the capital expenditure.  The Company subsequently received payment in July 2005 for the $160,000 grant.

7.  COMMITMENTS AND CONTINGENCIES

In April and May 2005, the Company entered into two long-term rental agreements for two wheel loaders for a period of sixty months at approximately $1,600 per month per wheel loader.

In May 2005, the Company entered into a lease agreement with a bank to lease a shuttle wagon for a period of sixty months at approximately $3,300 per month.

Corn and Natural Gas Contracts

At June 30, 2005, the Company had forward corn purchase contracts totaling 6,500,000 bushels for various delivery periods from July to November 2006.  The prices on these contracts range from $2.05 to $2.55 per bushel.

At June 30, 2005, the Company had forward contracts to purchase approximately 167,700 million British thermal units (MMBTU) of natural gas during the months of July through December 2005 at an average price of approximately $7.18 per MMBTU.

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland, Wisconsin.   On April 21, 2005, we substantially completed construction of the ethanol plant.  In late April and early May 2005, we completed production testing and began plant operations.

Our total project cost is approximately $60,060,000, pending final completion of plant construction.  Our project was funded by equity proceeds of $27,500,000 raised in a public offering registered with the Securities and Exchange Commission on Form SB-2.  To complete financing of the project, we executed debt financing agreements securing a senior credit facility of $33,024,200 from AgStar Financial Services, PCA.

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

During the quarter ended June 30, 2005, we transitioned from a development stage company to an operating company producing ethanol and distillers grains.  Since we only recently became operational, we do not have comparable income, production and sales data for the three months ended June 30, 2005 or the six months ended June 30, 2005.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our second fiscal quarter of 2004 and our second fiscal quarter of 2005, it is important that you keep this in mind.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains.  We will focus primarily on these three areas: (i) operating the plant and completing any unfinished plant construction; (ii) maximizing our plant’s operational efficiency to operate as competitively as possible; and (iii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible.

Plant Construction and Operations

As of June 30, 2005, plant construction was substantially complete and we were operating the plant and producing ethanol and distillers grains.  The project will reach final completion once we successfully pass emissions testing.  We are currently conducting preliminary emissions testing and are working with our process design engineer to take any remedial action necessary to assist the plant in passing the final emissions testing.

As of June 30, 2005, there was no outstanding balance on the plant design-build contract except for retainage of $100,000.  We are holding retainage of $100,000 pending final completion of the project, which we anticipate will occur upon successful completion of final emissions testing.

Based upon the project inspection report prepared for our senior lender, project construction was 98% complete as of June 30, 2005.  As of June 30, 2005, construction costs under the design-build contract equaled 95% of their scheduled value.  Our final project cost is approximately $60,060,000, pending final completion of the project.

On April 21, 2005, we substantially completed plant construction and commenced start-up operations.  As of May 5, 2005, the plant passed performance testing and became fully operational.  As owner of the project, we are responsible for the rail-yard, site development, landscaping, excavation, access roads, office building, fire protection, water supply and equipment.  As of June 30, 2005, those items are approximately 98% complete.  We still need to complete the automated truck handling system, security fencing, rest-stop facility for drivers, maintenance software implementation, business signage and security systems.  We expect to complete these items over the next few months without interruption or delay of plant operations.  Incomplete construction items are estimated at $535,000.

During the next 12 months, we expect to focus on producing ethanol and distillers grains at our plant.  We have engaged an ethanol marketing firm to market our ethanol and a distillers grains marketing firm to market our dried distillers grains.  We are also independently marketing a portion of our dried distillers grains to local livestock producers.  On April 1, 2005, we entered into an agreement with Commodity Specialists Company to market our modified wet distillers grains.  The initial term of this agreement is one year and it automatically renews for successive one-year periods unless either party gives at least 120 days prior written notice.  Commodity Specialists Company also markets the dried distillers grains that we do not market independently.

Trends and Uncertainties Impacting the Ethanol Industry and Our Revenues

Our revenues consist of sales of ethanol and distillers grains.  Ethanol sales constitute the bulk of our revenues.  Last quarter, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices.  It is uncertain whether the upward trend of ethanol market prices will be sustainable for any significant period of time.  Based upon the number of new ethanol plants scheduled to begin production and the expansion of current plants, it is possible that market prices may stabilize or begin to trend downward.  However, increasing ethanol demand may balance the increase in supply.  Areas where ethanol demand may increase are new markets in Atlanta, Nashville, Baton Rouge and Houston.  Minnesota may also generate additional demand due to recent legislation mandating a 20% ethanol blend in its gasoline.

On August 8, 2005, President George. W. Bush signed into law the Energy Policy Act of 2005.  The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  Most notably, the Act created a 7.5 billion gallon renewable fuels standard (RFS).  The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012.  The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state.  According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.

The Act also expands who qualifies as a small ethanol producer for purposes of the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Act, the size limitation on the production capacity for small ethanol producers increases from 30 million gallons per year to 60 million gallons per year.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  The credit is effective for taxable years ending after the date of enactment through 2008.  Since we expect to now qualify as a small ethanol producer under the Act, we will be eligible for this tax credit this taxable year.

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

Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association, there are currently 88 ethanol plants nationwide that have the capacity to annually produce 3.9 billion gallons.  In addition, there are 16 ethanol plants and two major expansions under construction constituting another 1.0 billion gallons of annual capacity.  A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol.  This would have a negative impact on our revenues.

Demand for ethanol has historically been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts.  In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our revenues, profit margin and ability to maintain positive cash flows.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold

Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.  Projections for the 2005 corn crop have been reduced by very dry growing conditions in much of the Corn Belt, with portions of Illinois being the hardest hit.  Corn prices have been very volatile as the national corn market attempts to estimate the damage done to the 2005 corn crop and subsequent reductions in yield.  Previous projections for the corn carry-out were pegged at 2.0 billion bushels.  Those projections have been reduced to 1.5 billion bushels.  Continued hot and dry weather could further decrease yields or additional demand could send corn prices considerably higher.  Alternatively, we would expect normal weather or a lack of demand to keep corn prices stagnant.  We currently anticipate corn prices to range between $2.25 and $2.75.  We have purchased 100% of our September corn supply, 90% of our October corn supply and 25-50% of our monthly corn supplies for November 2005 through November 2006.  Increases in corn prices negatively impact our profitability by increasing our cost of goods and reducing our net operating income.  Although we attempt to use hedging strategies to minimize our exposure to corn price movements, there is no guarantee or assurance that our hedging strategies will be effective.

As of June 30, 2005, we have forward corn purchase contracts totaling 6,500,000 bushels for various delivery periods, July 2005 through November 2006.  The prices on these contracts range from $2.05 to $2.55 per bushel.  We also have price protection in place in the form of long corn futures positions on the Chicago Board of Trade for approximately 13% of our corn needs through December 2005.  Our combined forward contracts and futures coverage represents price protection for approximately 43% of our corn needs through December 2005.  As we move forward, we will continue to monitor our risk in the corn market.  We may determine that additional protection is necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our forward contracts and futures positions.  Our forward contracts and futures positions are classified as derivative instruments in our financial statements.  Depending on market movements, crop prospects and weather, these price protection positions may lose value in the short-term but are expected to produce long-term positive growth for us.

Natural gas is also an important input commodity to our manufacturing process.  We estimate that our natural gas usage will be approximately 122,000 million British thermal units (MMBTU) per month.  We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida.  Recently, the price of natural gas has risen along with other energy sources.  Current natural gas prices are considerably higher than the 10-year average.  We expect natural gas prices to remain higher than average in the short to mid term.  Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins.  We have secured a marketing firm and an energy consultant for our natural gas, and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.  As of June 30, 2005, we have price protection in place for approximately 23% of our projected natural gas usage for July 2005 through December 2005.  We have target prices in place at which we will forward purchase additional volumes of natural gas.

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical:

Commodity Credit Corporation Bioenergy Program

Commodity Credit Bioenergy Program incentives include significant estimates.  Actual results could differ from those estimates.

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the June 30, 2005 balance sheet at their fair market value.  Currently, none of our derivative instruments is classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

We have recorded a combined realized and unrealized loss for derivatives of $71,294 for the six months ended June 30, 2005.  Since we transitioned from a development-stage company to an operating company during the second quarter ended June 30, 2005, we now record changes in the fair value of our derivative instruments not designated as cash flow hedges in cost of goods sold.

Liquidity and Capital Resources

As of June 30, 2005, we had cash and cash equivalents of $806,397, current assets of $6,678,005 and total assets of $58,829,050.  As of June 30, 2005, we had current liabilities of $1,904,586 and long term liabilities of $27,121,017.

The members’ contributions, net of costs related to capital contributions, are $27,696,394.  Retained earnings, net of the deficit accumulated during development stage, are $899,025.  Total members’ equity as of June 30, 2005, is $26,797,369.

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

Subsequent to the quarter ended June 30, 2005, we converted our construction loan into two loans.  The first loan is a term loan of $29,024,200. The second loan is a $4,000,000 revolving loan.  The term loan of $29,024,200 is for five years with a ten-year amortization.  Payments on the converted term loan will be paid in monthly installments including principal and interest.  The variable interest rate on the converted term loan is equal to the monthly LIBOR plus 3.75%.  This variable interest rate may be adjusted downward depending on our level of owners’ equity as reported in our monthly financial statements.  At a level of ownership equity equal to 50%, the interest rate will decrease by 0.50%.  At a level of ownership equity equal to 55%, the interest rate will decrease by 1.0%.  At a future date, we can elect to allocate a portion of the term loan to a fixed interest rate.  Depending on the anticipated movements in interest rates and overall credit environment, we may elect to make that allocation.  Interest on the revolving loan of $4,000,000 accrues at a rate equal to the monthly LIBOR plus 3.75%.  However, this interest rate may be adjusted downward in the same manner as the term loan depending on our level of owners’ equity.

As of June 30, 2005, the principal balance on the construction loan is $29,804,626.  As of June 30, 2005, we expected to convert the construction loan into two loans consisting of a term loan and a revolving loan.  Accordingly, the principal balance of $29,804,626 is presented in our financial statements as an outstanding balance of $29,024,200 on the term loan and an outstanding balance of $780,426 on the revolving loan.

The converted term loan and line of credit agreements contain restrictions and financial covenants to which we will be subject during the term of the agreements.  If, for any reason, our revenues significantly decrease and/or our cost of goods significantly increases, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

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

Based upon the recent increase in national ethanol production, we anticipate a pro rata reduction in aggregate payments to all eligible producers.  We anticipate the pro rata reduction to be in the range of 55% to 60%.  Therefore, we may not receive the maximum award of $7.5 million.  Given the lower total payout and the number of gallons of new production being reported we estimate our total funds out of the program in our fiscal year 2005 to be approximately $3.0 million.  In addition, the Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.

Ethanol production for our second quarter (commencing with our start-up date of April 21 through June 30, 2005) was eligible for Bioenergy program payments and we filed our application for Bioenergy program payments in July 2005.  As of June 30, 2005, we have accrued income of $800,321 attributable to Bioenergy program payments.  We expect to receive the second quarter production payments sometime during our third quarter.

Operating Budget and Financing of Plant Operations

As of June 30, 2005, we have incurred approximately $59,525,000 of construction costs.  The construction costs incurred as of June 30, 2005 include approximately $45,447,045 paid to Fagen, Inc. under the design-build agreement.  Now that we are an operating company, we expect that outgoing cash flows will be directed towards funding plant operations and paying off debt.

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

The estimates in the table set forth above are based upon management’s compilation of data gathered from other ethanol plants similar to ours.  We have no operating experience or history on which to base our estimate of operating costs and expenditures.  Accordingly, these operating costs are only estimates and our actual expenses and costs could be much higher due to a variety of factors discussed throughout this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.  We have commitments and contingencies as described in Note 7 to our Financial Statements.

Item 3.   Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s 2005 annual meeting of members was held on April 9, 2005 for the purpose of approving several amendments to the Company’s Operating Agreement and ratifying the directors’ compensation policy and compensation payable to the board of directors for the 2004 fiscal year.  Votes were solicited in person and by proxy.  For each matter on which votes were entitled to be cast, there were no broker non-votes.

Proposal #1:  Amendment to the Operating Agreement to allow a majority of the membership units present at an annual or special meeting of the members to take action on certain matters.

This amendment to the Operating Agreement was passed by the following vote of the members:

For	Against	Abstain
20,579	494	388

Proposal #2:  Amendment to the Operating Agreement to recognize a transfer of membership units as taking place on the first day of the month following the transfer for purposes of allocating profit or loss distributions to the units.

This amendment to the Operating Agreement was passed by the following vote of the members:

For	Against	Abstain
21,053	30	378

Proposal #3:  Amendment to the Operating Agreement to provide for the election of directors through the use of plurality (straight) voting whereby the nominee receiving the greatest number of votes relative to the votes cast for other candidates shall be elected as a director.

This amendment to the Operating Agreement was passed by the following vote of the members:

For	Against	Abstain
21,033	50	378

Proposal #4:  Amendment to the Operating Agreement to combine the offices of Chairman and President, combine the offices of Vice Chairman and Vice President and separate the office of Chief Executive Officer.

This amendment to the Operating Agreement was passed by the following vote of the members:

For	Against	Abstain
20,683	335	443

Proposal #5:  Amendment to the Operating Agreement to increase the minimum number of days prior to an annual meeting of the members in which the members must submit nominations for open director positions from 30 days to 60 days.

This amendment to the Operating Agreement was passed by the following vote of the members:

For	Against	Abstain
20,726	347	388

Proposal #6:  Amendment to the Operating Agreement to allow for delivery of notice and other communication via electronic transmission.

This amendment to the Operating Agreement was passed by the following vote of the members:

For	Against	Abstain
20,533	495	433

Proposal #7:  Amendment to the Operating Agreement to correct a cross-reference in Section 6.3 of the Operating Agreement.

This amendment to the Operating Agreement was passed by the following vote of the members:

For	Against	Abstain
20,953	70	438

Proposal #8:  Proposal to ratify both the board of directors’ approval of their compensation for the 2004 fiscal year and their adoption of a director compensation policy.

This proposal was ratified by the following vote of the members:

For	Against	Abstain
18,492	2,206	763

Item 5.   Other Information

None.

Item 6.   Exhibits     The following exhibits are included herein:

Exhibit No.	Exhibit
3.2	Amended and Restated Operating Agreement of the Company dated April 9, 2005

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date: August 15, 2005	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2005	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer
(Principal Accounting Officer)