Form 10QSB
period 2005-09-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2005-11-14
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from            to           .

COMMISSION FILE NUMBER 000-50733

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(Exact name of small business issuer as specified in its charter)

Wisconsin	39-2032455
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

W1231 Tessmann Road, Cambria, Wisconsin 53923

(Address of principal executive offices)

(920) 348-5016

(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes             ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of November 12, 2005, there were 28,780 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

September 30,
2005
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,090,097
Restricted cash	79,214
Trade accounts receivable	3,517,534
CCC Bio-Energy program receivable	1,316,230
State of Wisconsin incentive program receivable	475,000
Grants receivable	40,750
Prepaid expenses	330,385
Inventory	1,420,752
Total current assets	12,269,962

Property, Plant and Equipment
Land and land improvements	5,448,368
Office equipment	266,154
Administration building	412,945
Plant and process equipment	46,590,342
Total property and equipment	52,717,809
Less accumulated depreciation	1,832,772
Net property, plant and equipment	50,885,037

Other Assets
Debt issuance costs, net of accumulated amortization	561,422
Total other assets	561,422

Total Assets	$63,716,421

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

September 30,
2005
(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$2,110,296
Accounts payable	2,421,332
Derivative instruments	206,325
Accrued liabilities	509,855
Total current liabilities	5,247,808

Long-Term Debt, less current maturities	25,902,758

Commitments and Contingencies

Member’ Equity
Member contributions, net of costs related to capital contributions	27,696,394
Retained earnings	4,869,461
Total members’ equity	32,565,855
Total Liabilities and Members’ Equity	$63,716,421

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Revenues	$21,893,544	$—

Cost of Goods Sold	16,890,315	—

Gross Profit	5,003,229	—

Operating Expenses	547,208	184,706

Operating Income (Loss)	4,456,021	(184,706)

Other Income (Expense)
Grant income	—	39,954
Interest income	10,416	6,650
CCC Bio-Energy income	1,367,862	—
State of Wisconsin incentive program income	475,000	—
Interest expense	(550,305)	(608)
Unrealized loss on derivative instruments	—	(130,897)
Miscellaneous income	9,492	7,638
Total other income (expense), net	1,312,465	(77,263)

Net Income (Loss)	$5,768,486	$(261,969)

Net Income (Loss) Per Unit (28,780 weighted average units outstanding)	$200.43	$(9.10)

Notes to Financial Statements are an integral part of this Statement.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Revenues	$32,003,216	$—

Cost of Goods Sold	26,270,343	—

Gross Profit	5,732,873	—

Operating Expenses	1,363,825	551,796

Operating Income (Loss)	4,369,048	(551,796)

Other Income (Expense)
Grant income	187,852	115,073
Interest income	10,416	64,130
CCC Bio-Energy income	2,168,184	—
State of Wisconsin incentive program income	475,000	—
Interest expense	(833,701)	(2,556)
Unrealized loss on derivative instruments	—	(202,191)
Miscellaneous income	16,788	14,870
Total other income (expense), net	2,024,539	(10,674)

Net Income (Loss)	$6,393,587	$(562,470)

Net Income (Loss) Per Unit (28,780 and 28,099 weighted average units outstanding, respectively)	$222.15	$(20.02)

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$6,393,587	$(562,470)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	1,850,212	2,617
(Gain) loss on hedging	(62,010)	202,191
Grant income	(187,852)	(115,073)
Deposits on expired land options	—	3,000
Changes in assets and liabilities:
Restricted cash	(79,214)
Derivative instruments	433,111	(300,000)
Accounts receivable	(5,304,381)	(2,106)
Inventory	(1,420,752)	—
Prepaid expenses	(316,361)	(17,802)
Accounts payable	2,301,722	26,001
Accrued liabilities	493,713	3,003
Net cash provided by (used in) operating activities	4,101,775	(760,639)

Cash Flows from Investing Activities
Land acquisitions	—	(300,061)
Capital expenditures	(1,066,738)	(25,705)
Payments for construction in process	—	(21,631,397)
Net cash used in investing activities	(1,066,738)	(21,957,163)

Cash Flows from Financing Activities
Member contributions	—	3,175,000
Proceeds from grants for operating expenses	218,637	(1,956)
Proceeds from grants for capital expenditures	443,905	—
Proceeds from long term debt	2,542,012	—
Payments on short-term debt	—	(81,876)
Payments for long term debt	(1,099,443)	(1,264)
Payments for debt issuance costs	(59,119)	(481,326)
Refunds for costs of raising capital	—	7,011
Payments for membership unit redemption	—	(15,000)
Net cash provided by financing activities	2,045,992	2,600,589

Notes to Financial Statements are an integral part of this Statement.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net Increase (Decrease) in Cash	5,081,029	(20,117,213)

Cash and Cash Equivalents– Beginning of Period	9,068	20,150,071

Cash and Cash Equivalents– End of Period	$5,090,097	$32,858

Supplemental Cash Flow Information

Cash paid during the year for:
Interest	$662,582	$2,556

Noncash Investing and Financing Activities

Capital expenditures and construction in process funded by long-term debt	$8,368,571	$—

Construction in process funded by notes payable	$—	$92,345

Operating expenses funded by construction loan	$3,000	$—

Capital expenditures in grants receivable	$40,750	$—

Construction in process in accounts payable	$—	$7,617,770

Debt issuance costs in accounts payable	$—	$9,465

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Unaudited Financial Statements

September 30, 2005 and 2004

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

Nature of Business

The Company was organized to pool investors, some of whom provide a corn supply on a commercial basis, for a 40 million gallon ethanol plant located near the town of Friesland in the township of Randolph, Wisconsin, with distribution within the United States.  In addition, the Company produces and sells distillers grains as a co-product of ethanol production throughout the United States. The Company began performance testing April 21, 2005, and successfully completed performance testing of the plant in May 2005.  Prior to commencing operations on May 5, 2005, the Company was a developmental stage entity.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Commodity Credit Corporation Bio-Energy Program incentives and the State of Wisconsin Producer Subsidy Payment Program incentives include significant estimates.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue at the time title to the goods and all risks of ownership transfer to the customer, which generally occurs upon shipment to the customer or when the customer picks up the goods.  The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has sold the ethanol and completed all the known requirements of the applicable incentive program.

Trade Accounts Receivable

Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts.  The Company extends credit to customers for sales of ethanol and distillers grain in the normal course of business.  Credit is extended based on an on-going evaluation of a customer’s financial conditions and generally no collateral is required.  If payment is not received on a timely basis in accordance with the Company’s credit terms it is considered past due.  Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses when required.  At September 30, 2005 and 2004, the Company believes all receivables are fully collectible and no allowance for doubtful accounts is deemed necessary.

Inventories

Inventories, which consist primarily of ethanol and distillers grains, are stated at the lower of average cost or market.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the September 30, 2005 balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

The Company has recorded a liability of $206,325 as of September 30, 2005.  The Company has also recorded a combined realized and unrealized gain on derivative instruments of $62,010 related to its derivative contracts for the nine months ended September 30, 2005.  This includes a loss of $185,919 recorded during the three month period ended September 30, 2005, a gain of $83,384 recorded during the three month period ended June 30, 2005 and a gain of $164,545 recorded during the three month period ended March 31, 2005.  As the Company had not commenced operations as of March 31, 2005, the first quarter gains were included in other income and have been reclassed to cost of sales.  The unrealized loss of $202,191 for the nine month period ending September 30, 2004 was recognized as an other income and expense item.  The Company is required to maintain cash balances at its broker related to derivative instrument positions.  At September 30, 2005, restricted cash totaled $79,214 and is not included in the cash and cash equivalents on the balance sheet or the statements of cash flows.

Grants

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Government Incentive Payments

For the quarter and nine month period ended September 30, 2005 the Company recorded as other income $1,367,862 and $2,168,184, respectively, from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  The Company was not eligible for Bioenergy Program payments prior to commencement of production in May 2005.

The Company has recorded revenue of $475,000 for the quarter ended September 30, 2005, related to the State of Wisconsin Producer Subsidy Payment program.  Due to maximum annual funding of the program for 2005 and a designated sunset date of June 30, 2006, the Company does not anticipate recording any more revenue from this program.

2.  INVENTORY

Inventory consists of the following at September 30, 2005:

Raw materials	$1,082,300
Work in process	184,744
Finished Goods	153,708
Total	$1,420,752

3.  BANK FINANCING

On February 26, 2004 the Company closed on a construction loan from a financial institution.  The construction loan for $33,024,200 was converted on July 15, 2005 into two loans with the first loan a $4,000,000 revolving loan and the second with a $29,024,200 term loan.  The term of the loans is five years with a ten-year amortization.  The term loan was converted under the variable rate option at an initial rate of 6.96% and increased to 7.1% on August 1, 2005 and to 7.32% on September 1, 2005.  The funds or a portion thereof can be converted to a fixed rate at anytime as prescribed in the loan agreement.  As of September 30, 2005, the Company had outstanding debt of $28,012,111, on these credit facilities.  The Company pays 0.50% interest on the unused portion of the revolving loan instrument.  As of September 30, 2005, the Company did not have any borrowings on the revolving loan.

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

These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, restrict distributions and require additional loan payments based on excess cash flow.  The Company has not violated any financial debt covenants during the nine months ending September 30, 2005 or in the year 2004 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote.  The loan is secured by substantially all the Company’s assets.

4.  LONG TERM DEBT

Long term debt consists of the following:

September 30, 2005

Bank Financing (Note 3)	$28,012,111

Capital lease agreement for office equipment, due in thirty-six monthly installments of $160 including interest at 7% beginning April 2003 and maturing March 2006	943

Totals	$28,013,054

The estimated maturities of long term debt at September 30, 2005 are as follows:

2006	$2,110,296
2007	2,270,411
2008	2,441,319
2009	2,635,088
2010	2,839,039
Thereafter	15,716,901
Total	$28,013,054

5.  RELATED PARTY TRANSACTIONS

In the nine months ending September 30, 2005, the Company had incurred $48,119 in director fees and related expense, of which $1,338 to two members is included in accounts payable at September 30, 2005.

Through September 30, 2004, the Company had incurred $141,283 in director fees and related expense, of which $45,343 to eight members is included in accounts payable at September 30, 2004.

Through September 30, 2004, the Company had incurred $19,375 in project coordinator fees to three current members and one former member.  At September 30, 2004, there was no accounts payable balance relating to these costs.

6.  GRANTS

In October 2003, the Wisconsin Department of Commerce approved a grant for $271,000 in funds to reimburse the Company for infrastructure costs.  At September 30, 2005, the Company has incurred the $271,000 of costs eligible for reimbursement under this grant, of which $40,750 is included in grants receivable.  $268,525 of this amount is associated with capital expenditures and has been recognized as a reduction of the basis of the asset and the remaining $2,475 of this amount is associated with expenses and is reflected in grant income.

7.  COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At September 30, 2005, the Company had forward corn purchase contracts totaling 11,500,000 bushels for various delivery periods from October 2005 to July 2007.  The prices on these contracts range from $1.79 to $2.62 per bushel.

At September 30, 2005, the Company had forward contracts to purchase approximately 129,000 million British thermal units (MMBTU) of natural gas during the months of October through December 2005 at an average price of approximately $10.46 per MMBTU.

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

•                  Increases or decreases in the supply and demand for ethanol, as the ethanol industry continues to expand at a rapid pace;

•                  Changes in the availability and price of natural gas; including the impact of recent hurricanes as well as anticipated increased demand over the winter months;

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland, Wisconsin.  We have been engaged in the production of ethanol and distillers grains since May 2005.  Our revenue is derived from the sale and distribution of ethanol and distillers grains throughout the continental United States. We expect to fund our operations over the next 12 months using cash flow from continuing operations, USDA Commodity Credit Corporation Bioenergy Program payments, revolving lines of credit, and our senior credit facility.

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

Since we only became operational in May of this year, there is no valid comparison of our financial results from the like periods of the previous year, accordingly we do not provide comparable income, production and sales data for the three months ended September 30, 2005 or the nine months ended September 30, 2005.  If you undertake your own comparison of our third fiscal quarter of 2004 and our third fiscal quarter of 2005, it is important to keep this in mind.

Unaudited Results of Operations for Quarter ending September 30, 2005

	Amount	%
Revenues	$21,778,843	100.0%
Cost of Goods Sold	16,775,614	77.0%
Gross Profit	5,003,229	23.0%
Operating Expenses	547,208	2.5%
Operating Income	4,456,021	20.5%
Other Income	1,312,465	6.2%
Net Income	5,768,486	26.7%

Unaudited Results of Operations for Nine months ending September 30, 2005

	Amount	%
Revenues	$31,888,515	100.0%
Cost of Goods Sold	26,155,642	82.0%
Gross Profit	5,732,873	18.0%
Operating Expenses	1,363,825	4.3%
Operating Income	4,368,048	13.7%
Other Income	2,024,539	6.3%
Net Income	6,393,587	20.0%

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains.  We will focus primarily on these three areas: (i) operating the plant and completing any unfinished plant construction; (ii) maximizing our plant’s operational efficiency to operate as competitively as possible, including the evaluation of new technology; and (iii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible.

Plant Operations

As of September 30, 2005, plant construction was substantially complete and we were operating the plant and producing ethanol and distillers grains.

The project will reach final completion once we successfully pass emissions testing.  We are currently conducting preliminary emissions testing and are working with our process design engineer to take any remedial action necessary to assist the plant in preparing for the final emissions testing.  Final emissions testing is currently scheduled for December 2005.

As of September 30, 2005, there was no outstanding balance on the plant design-build contract except for retainage of $100,000.  We are holding retainage of $100,000 pending final completion of all of the design builder’s obligations, most notably but not exclusively the successful completion of our emissions testing.  We have substantially completed the owner’s obligations of the project.

During the next 12 months, we expect to focus on producing ethanol and distillers grains at our plant.  We have engaged an ethanol marketing firm to market our ethanol and a distillers grains marketing firm to market our modified wet distillers grains and a portion of our dried distillers grains.  We are independently marketing a portion of our dried distillers grains to local livestock producers.

Trends and Uncertainties Impacting the Ethanol Industry and Our Revenues

Our revenues consist of sales of ethanol and distillers grains.  Ethanol sales constitute the bulk of our revenues.  Last quarter and continuing through the first two thirds of this quarter, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices.  In the last month of the quarter some of those gains have been reduced, but prices remain historically strong.  Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices.  In order to sustain these higher price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005.  The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  Most notably, the Act created a 7.5 billion gallon renewable fuels standard (RFS).  The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012.  The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state.  According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.

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

Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association, there are currently 83 ethanol plants nationwide that have the capacity to annually produce 4.2 billion gallons.  In addition, there are 29 ethanol plants and two major expansions under construction constituting another 1.2 billion gallons of annual capacity.  Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not be significantly impact ethanol prices in the short-term.  However, the increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term.  In addition, management believes that the RFS requirements are primarily responsible for the rapid expansion currently taking place in new plant construction and expansion.  ADM’s recent announcement of its plan to add 500 million gallons of ethanol production clearly indicates its desire to maintain a significant share of the ethanol market.  A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol.  This would have a negative impact on our revenues.

Demand for ethanol has historically been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies, which have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts.  In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our revenues, profit margin and ability to maintain positive cash flows.

Technology Developments

A new technology has recently been introduced by Vortex Dehydration Technology of Hanover, Maryland, to remove corn oil from concentrated thin stillage (a byproduct of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for bio-diesel production.  Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process.  The FWS Group of Companies,of Winnepeg, Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of kernel for the production of ethanol.  This technology has the capability to reduce drying costs and the loading of volatile organic compounds.  The separated germ would also be available through this process for other uses such as human consumption, bio-feeds, or bio-diesel production.  Each of these new technologies is currently in its early stages of development. Other research and development firms are also working on these same processes.  There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant

Employees

We currently employ 33 full-time employees and 4 part-time employees. Twelve of our employees are involved primarily in management and administration.  The remainder are involved primarily in plant operations.  We do not expect any significant change to the number of employees necessary to operate our plant.  The following table represents the current positions within the plant and the number of individuals we currently employ for each position:

Position	# Employed
Chief Executive Officer	1
Chief Financial Officer	1
Commodities Manager	1
Plant Manager	1
Safety & Enviro Manger	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	5
Maintenance Manager	1
Maintenance Craftsmen	5
Shift Supervisors	4
Plant Operators	10
Shipping and Receiving	5
TOTAL	37

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold

Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.  Corn yields nationwide have been much better than expected.  Timely rains in most areas of the country have facilitated excellent corn yields, which will lead to excess supply and low corn prices for the time being.  Excess supply projections have again been increased to nearly 2.5 billion bushels.  We currently anticipate corn prices to range between $1.95 and $2.40 over the next 3 months.  We have purchased 100% of our corn supply for October through December 2005, and 2.5% to 85% of our corn supply for 2006. Management believes that the next major signal for corn prices will come in the spring, when the expected number of corn acres for next year’s crop is reported.  Increased cost of fuel and fertilizer may reduce the amount of acres of corn planted next season, thus increasing the potential for price volatility in corn.  On the contrary, should acreage remain relatively unchanged, management believes the additional supplies currently on hand will limit corn price increases.  Increases in corn prices negatively impact our profitability by increasing our cost of goods and reducing our net operating income.  Although we attempt to use hedging strategies to minimize our exposure to corn price movements, there is no guarantee or assurance that our hedging strategies will be effective.

As of September 30, 2005, we have forward corn purchase contracts totaling 11,500,000 bushels for various delivery periods from October 2005 through July 2007.  Approximately 52% of these contracts are fixed price contracts ranging from $1.79 to $2.62 per bushel, and the balance are basis contracts.  We also have price protection in place in the form of long corn futures positions on the Chicago Board of Trade for 1,285,000 bushel through March of 2006, and 275,000 bushel of short corn futures positions hedging deferred cash ownership.  Approximately 70% of our corn needs have been procured through August 2006  of which approximately 36% is priced. As we move forward, we will continue to monitor our risk in the corn market.  We may determine that additional protection is necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our forward contracts and futures positions.  Our forward contracts and futures positions are classified as derivative instruments in our financial statements.  Depending on market movements, crop prospects and weather, these price protection positions may lose value in the short-term but are expected to produce long-term positive growth for us.

Natural gas is also an important input commodity to our manufacturing process.  We estimate that our natural gas usage is approximately 122,000 million British thermal units (MMBTU) per month.  We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances.  Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida.  Recently, the price of natural gas has followed other energy commodities to historically high levels.

Current natural gas prices are considerably higher than the 10-year average.  In August and September 2005, Hurricanes Katrina and Rita caused considerable damage to natural gas production areas in the Gulf of Mexico, contributing to the current volatility of natural gas prices.  Global demand for natural gas is expected to continue to increase, which may further drive up prices.  As a result, we expect natural gas prices to remain higher than average in the short to mid term.  Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins.  We have secured a marketing firm and an energy consultant for our natural gas, and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.  As of September 30, 2005, we have price protection in place for approximately 26% of our projected natural gas usage for October 2005 through December 2005 leaving the balance to be procured immediately preceding and during the winter season, which could result in higher than average costs for our natural gas supplies.

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

Commodity Credit Corporation Bioenergy Program

Our financial statement reflects an estimate of the incentive earned from the Commodity Credit Corporation (CCC) Bioenergy Program The incentive administered by the U.S. Department of Agriculture must be approved by the Office of Management and Budget (OMB).  At September 30, 2005, the incentive had been approved by the OMB and we had filed all applicable applications for the incentive.  Our estimate of income generated from the CCC Bioenergy program is determined by multiplying the increase in gallons of pre-denatured ethanol produced during the quarter by the lowest historical rate per gallon published on the CCC website.  Actual results could differ from those estimates.

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the September 30, 2005 balance sheet at their fair market value. The market value is determined by applying the Chicago Board of Trade or New York Mercantile Exchange market price for each open derivative instrument on the financial statement date. Currently, none of our derivative instruments is classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

We have recorded a combined realized and unrealized gain on derivatives of $62,010 for the nine months ended September 30, 2005.  We record changes in the fair value of our derivative instruments not designated as cash flow hedges in cost of goods sold.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of $5,090,097, current assets of $12,269,962 and total assets of $63,716,421.  As of September 30, 2005, we had current liabilities of $5,247,808 and long term liabilities of $25,902,758.

The members’ contributions, net of costs related to capital contributions, are $27,696,394.  Retained earnings, net of the deficit accumulated during development stage, are $4,869,461.  Total members’ equity as of September 30, 2005, is $32,565,855.

Short-Term and Long-Term Debt Sources

We have entered into a senior credit facility consisting of a $33,024,200 single construction loan with AgStar Financial Services, PCA.  The credit facility is secured by substantially all of our assets.

In July 2005 we converted our construction loan into two loans.  The first loan is a term loan of $29,024,200. The second loan is a $4,000,000 revolving loan.  The term loan of $29,024,200 is for five years with a ten-year amortization.  Payments on the converted term loan are paid in monthly installments including principal and interest.  The variable interest rate on the converted term loan is equal to the monthly LIBOR plus 3.75%.  This variable interest rate may be adjusted downward depending on our level of owners’ equity as reported in our monthly financial statements.  At a level of ownership equity equal to 50%, the interest rate will decrease by 0.50%.  At a level of ownership equity equal to 55%, the interest rate will decrease by 1.0%.  At a future date, we can elect to allocate a portion of the term loan to a fixed interest rate.  Depending on the anticipated movements in interest rates and overall credit environment, we may elect to make that allocation.  Interest on the revolving loan of $4,000,000 accrues at a rate equal to the monthly LIBOR plus 3.75%.  However, this interest rate may be adjusted downward in the same manner as the term loan depending on our level of owners’ equity.

As of September 30, 2005, the principal balance on the converted term loan is $28,012,111 and the interest rate is 7.32%.

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

Bioenergy Program Payments

We have enrolled in the USDA Commodity Credit Corporation’s Bioenergy program. Under the USDA CCC Bioenergy program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. No eligible producer may receive more than $7.5 million under the program. Because we qualify as an eligible producer and annually utilize at least 15 million bushels of corn in the increased production of ethanol, we could potentially receive the maximum award of $7.5 million. However, the Commodity Credit Corporation may award only $100 million annually fiscal years 2005 through 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.  In addition, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).

Based upon the recent increase in national ethanol production, we anticipate a pro rata reduction in aggregate payments to all eligible producers.  We anticipate the pro rata reduction to be in the range of 55% to 65%.  Therefore, we may not receive the maximum award of $7.5 million.  Given the lower total payout and the number of gallons of new production being reported we estimate our total funds out of the program in our fiscal year 2005 to be approximately $3.5 million.  In addition, the Commodity Credit Corporation Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the CCC program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.

Ethanol production for our third quarter was eligible for Bioenergy program payments and we filed our application for Bioenergy program payments in October 2005.  As of September 30, 2005, we have accrued income of $1,316,230 attributable to Bioenergy program payments and we expect to receive payment sometime during our fourth quarter.

Wisconsin Department of Agriculture, Trade and Consumer Protection Ethanol Payment

We have recorded revenue of $475,000 for the quarter ended September 30, 2005 related to an ethanol producer incentive program administered by the Wisconsin Department of Agriculture, Trade and Consumer Protection.  The program awards each eligible applicant a payment of up to 20 cents per gallon on the first 15 million gallons of ethanol produced in the State of Wisconsin, however, the total award is subject to program funding and the number of eligible applicants.  We anticipate receiving an award in 2006 based upon our satisfaction of the eligible requirements as of the date of this report.  Currently, there is estimated to be a total of $1.9 million available under the program which must be allocated among four qualified producers.  Our recorded revenue of $475,000 reflects the amount we anticipate receiving based upon current funding levels and the number of eligible producers.  The program’s sunset date is June 30, 2006.  Therefore, we do not anticipated recording any additional revenue from this program.

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

Operating Costs:
Cost of Corn	$38,231,546
Cost of Utilities	17,309,942
Other Costs of Production	11,483,541
General and Administrative Costs	3,708,639

Total Operating Costs	$70,733,668

The estimates in the table set forth above are based upon management’s compilation of data gathered from other ethanol plants similar to ours and our own limited past performance.  Accordingly, these operating costs are only estimates and our actual expenses and costs could be much higher due to a variety of factors discussed throughout this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.  We have commitments and contingencies as described in Note 7 to our Financial Statements.

Item 3.    Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date: November 14, 2005	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer
(Principal Accounting Officer)