Form 10KSB
period 2005-12-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2006-03-28
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 000-50733

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(Name of small business issuer in its charter)

Wisconsin	39-2032455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

W1231 Tessmann Drive, Friesland, Wisconsin 53935-0247
(Address of principal executive offices)

(920) 348-5016
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒  No

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

☐  Yes    ☒  No

State issuer’s revenues for its most recent fiscal year. $54,234,638

As of December 31, 2005, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,121,000.

As of December 31, 2005, there were 28,780 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-KSB portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

Transitional Small Business Disclosure Format (Check one):                   ☐  Yes    ☒  No

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Overcapacity within the ethanol industry;

•	Actual ethanol and distillers grains production varying from expectations;

•	Availability and cost of products and raw materials, particularly corn and natural gas;

•	Changes in the price and market for ethanol and distillers grains;

•	Our ability to market and our reliance on third parties to market our products;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

•                  national, state or local energy policy;

•                  federal ethanol tax incentives;

•                  legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;

•                  state and federal regulation restricting or banning the use of MTBE; or

•                  environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of corn and natural gas;

•	Total U.S. consumption of gasoline;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Results of our hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION

Information about us is also available at our website at www.uwgp.com – SEC Information, under “Financial Information,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART 1.

ITEM 1.     DESCRIPTION OF BUSINESS.

Business Development

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001 for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland, Wisconsin.  References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

In May 2005 we completed construction of a 40 million gallon per-year (MGY) corn-based ethanol plant near Friesland, Wisconsin.  Shortly after completion of plant construction, we commenced operations and have been producing ethanol and distillers grains at the plant since May 2005.

We financed the development and construction of the ethanol plant with a combination of equity and debt capital.  We raised equity in a public offering registered with the Securities and Exchange Commission, in which we sold 27,500 units and received offering cash proceeds of $27,500,000, which supplemented our seed capital equity.  We closed the offering in April 2004.  To complete project financing, we entered into debt financing agreements securing a senior credit facility of $33,024,200 from AgStar Financial Services, PCA in Rochester, Minnesota.  The construction loan was converted on July 15, 2005 into two loans with the first loan a $4,000,000 revolving loan and the second a $29,024,200 term loan.

Over the past 12 months we have installed the infrastructure necessary to support plant operations.  This includes electrical substations, rail siding, water pipelines and wells, a water treatment facility and a natural gas pipeline.  We have also obtained the permits required to construct and operate the plant.  We have engaged experienced marketers to market our ethanol and distillers grains to local, regional, and national markets.  We have hired all of the personnel necessary to operate the plant.  We currently employ 34 full-time employees and three part-time employees.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Principal Products and Markets

Our ethanol plant is located near Friesland, Wisconsin in Columbia County, in the south central section of Wisconsin.  We selected the Friesland site because of its location to existing grain production, accessibility to road and rail transportation and its close proximity to major highways that connect to major population centers.

The principal products we produce at the ethanol plant are ethanol and distillers grains.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  The implementation of a national renewable fuels standard has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas and in states where MTBE is banned.  The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  The principal markets for our ethanol are petroleum terminals in the continental United States.

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  DDGS is DWS that has been dried to 10% to 12% moisture.  It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  Of our total distillers grains production, we currently market about 73% as DDGS and 27% as DMWS.

Local Ethanol and Distillers Grains Markets

As described below in “Distribution Methods”, we market and distribute our ethanol through a third party.  Whether or not ethanol produced by our plant is sold in local markets will depend on decisions made by our marketers.  We independently market a portion of our dried distillers grains to local livestock producers.  The remainder of our distillers grains is marketed through a third party.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  Our regional market is within a 450-mile radius of our plant and is serviced by rail.  We constructed a railroad spur to our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Minneapolis, Chicago, and St. Louis).

National Ethanol Markets

According to the Renewable Fuels Association, demand for fuel ethanol in the United States continued to increase in 2005. In its report titled, “Ethanol Industry Outlook 2006,” the Renewable Fuels Association anticipates demand for ethanol to remain strong.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.  In addition, the recent implementation of a Renewable Fuels Standard contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005 is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.

The provision of the Energy Policy Act of 2005 that is likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (the “RFS”). The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS began at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.

Ethanol is used as a fuel oxygenate additive, where it primarily competes with methyl tertiary butyl ether (“MTBE”).  In the past few years, MTBE has been found to cause groundwater contamination and has been banned from use by many states.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.

In addition, demand for ethanol may also increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025.  E85 is used as an aviation fuel and as a hydrogen source for fuel cells.  According to the National Ethanol Vehicle Coalition, there are currently about 4.5 million flexible fuel vehicles capable of operating on E85 in the U.S. and 400 retail stations supplying it.  Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.  However, E85 usage may be negatively impacted because of a perception of some consumers that fuel efficiency is reduced and engine modification may be required.

Distribution Methods

We entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in August 2004 for the purposes of marketing and distributing our ethanol.  Under this agreement, our shipments and net rack price will be pooled with 14 other ethanol plants for which RPMG currently markets.  We pay RPMG a pooling fee for ethanol delivered to the pool and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

We entered into a marketing agreement with Commodity Specialist Company (“CSC”) in August 2004 for the purpose of marketing and selling the dried distillers grains we produce.  CSC markets our dried distillers grains shipped via rail and we receive a percentage of the selling price actually received by CSC in marketing our distillers grains to its customers. We are also independently marketing a portion of our dried distillers grains to local livestock producers.

In April 2005 we entered into an agreement with Commodity Specialist Company (“CSC”) for the purpose of marketing our modified wet distillers grain products.  The initial term of this agreement is one year and it automatically renews for successive one-year periods unless either party gives at least 120 days prior written notice.

New Products and Services

We have not introduced any new products or services during this fiscal year.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.  The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  The most recent ethanol supports are contained in the Energy Policy Act of 2005.  See, “National Ethanol Markets.”

Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS).  The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.  On December 28, 2005, the EPA released interim rules governing the implementation of the 2006 RFS requirement.  The EPA’s interim rule imposes a collective compliance approach, which means the requirement for 2006 fuel use is determined in the aggregate rather than on a refiner-by-refiner basis.  The EPA adopted this approach for 2006 because current uncertainties regarding the RFS might result in unnecessarily high costs of compliance if each party was required to independently comply.  Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met.  However, in the unlikely event that the RFS is not met in 2006, the EPA expects to adjust the volume requirement in 2007 to cover the deficit. There are no other consequences for failure to collectively meet the 2006 standard.  The EPA expects to promulgate more comprehensive regulations by August 8, 2006, but the interim rules and collective compliance approach are expected to apply for the entire 2006 calendar year.  In 2007 and subsequent years, the EPA expects to specifically identify liable parties, determine the applicable RFS, and develop a credit trading program.  Further, the standards for compliance, record-keeping and reporting are expected to be clarified.  An EPA brief explaining its action can be viewed at www.epa.gov/otaq/renwewablefuels/.  The interim rule is only expected to apply in 2006.  The Environmental Protection Agency expects to finalize a credit trading program and other parts of the RFS required by law before the start of 2007.

Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  This is expected to add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the E-20 in Minnesota.  The VEETC is scheduled to expire on December 31, 2010.

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons.  As a result, we expect that we will qualify under this definition under our current production capacity of 40 million gallons of ethanol per year.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  The credit is effective for taxable years ending after the date of enactment.

In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Additionally, Congress provides an ethanol production incentive to ethanol producers through the United States Department of Agriculture Commodity Credit Corporation’s Bioenergy Program.  Under the program, incentive payments are allocated to ethanol producers based primarily on an increase in gallons of ethanol produced compared to the prior year’s production.  These payments are based upon increases in ethanol production relative to previous years.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  The Bioenergy Program was scheduled to expire at the end of the federal government’s 2006 fiscal year.  However, the CCC recently announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006.

Effect of Governmental Regulation

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and the value of your investment.

The government’s regulation of the environment changes constantly.  We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  RMT, Inc. has completed the preparation of our spill prevention control and countermeasures plan. We are currently conducting preliminary emissions testing and are working with a qualified consulting engineering firm in preparing for final emissions testing.  In fiscal year 2005, we incurred costs and expenses of approximately $82,000 in complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

Ethanol Competition

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.

The ethanol industry has grown to over 95 production facilities in the United States. There are also numerous other producer and privately owned ethanol plants planned throughout the Midwest and elsewhere in the United States.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  Archer Daniels Midland recently announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States.  ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market.  ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply.

According to the Renewable Fuels Association, excluding our facility, Wisconsin currently has five ethanol plants in various stages of development or operation.  Total annual ethanol production capacity in Wisconsin is currently expected to reach 228 million gallons per year.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
million gallons per year (MGY)

Company	Location	Feedstock	Current Capacity (MGY)	Under Construction/ Expansions (MGY)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
ACE Ethanol, LLC	Stanley, WI	Corn	39
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9

Bushmills Ethanol, Inc.*	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	24	9
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn		40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn		60
Front Range Energy, LLC	Windsor, CO	Corn		40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	50	50
	Fairbank, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6

Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn		50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick/Coors	Golden, CO	Waste beer	1.5	1.5
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	17.5	4.5
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn		45
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Pacific Ethanol	Madera, CA	Corn		35
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platte Valley Fuel Ethanol, LLC	Central City, NE	Corn	40
Prairie Ethanol, LLC	Loomis, SD	Corn		60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49

Tate & Lyle	Loudon, TN	Corn	67
The Andersons Albion Ethanol LLC	Albion, MI	Corn		55
Trenton Agri Products, LLC	Trenton, NE	Corn	35	10
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn		100
	Lake Odessa, MI	Corn		45
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
Val-E Ethanol, LLC	Ord, NE	Corn		45
VeraSun Energy Corporation	Aurora, SD	Corn	230	110
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western WI Renewable Energy, LLC*	Boyceville, WI	Corn		40
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Wyoming Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Total Current Capacity			4441.4
Total Under Construction/Expansions				2041
Total Capacity			6482.4

* farmer-owned

Source: Renewable Fuels Association, http://www.ethanolrfa.org/industry/locations/, updated: March 3, 2006

The supply of domestically produced ethanol is at an all-time high. The Renewable Fuels Association estimates that ethanol production in 2005 reached a record 4 billion gallons, an increase of 17% since 2004 and 126% since 2001.  The following table shows U.S. ethanol production capacity by state as of February 2006:

Ethanol Production Capacity Ranked by State
(Largest to Smallest Production Capacity as of February 2006)

Rank	State	Ethanol Production Capacity (Million Gallons Per Year)
1	Iowa	1,809.5
2	Nebraska	1,048.5
3	Illinois	881.0
4	South Dakota	603.0
5	Minnesota	593.6
6	Indiana	282.0
7	Wisconsin	228.0
8	Kansas	212.5
9	Michigan	207.0
10	Missouri	155.0
11	Colorado	85.0
12	North Dakota	83.5
13	California	68.0
14	Tennessee	67.0
15	Arizona	55.0
16	Kentucky	35.4
17	New Mexico	30.0
18	Texas	30.0
19	Wyoming	5.0
20	Ohio	3.0
21	Georgia	0.4
	United States Total	6,482.4

Source:  Renewable Fuels Association, Wash., D.C.; Nebraska Energy Office, Lincoln NE.
Updated February 21, 2006.

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

Brazil is one of the world’s largest producers and exporters of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Brazil experienced a dramatic increase in ethanol production and trade in 2004, exporting approximately 112 million gallons to the U.S. alone. Reports in January 2006 estimated that Brazil produced approximately 4.5 billion gallons of ethanol in 2005 and exported a total of 554 million gallons of ethanol worldwide.  According to the Renewable Fuels Association, the United States imported approximately 19.8 million gallons of ethanol from Brazil in 2005, down from approximately 90.3 million gallons in 2004.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently banned by several states, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies.  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market MTBE and other additives, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.  New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

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

Distillers Grains Competition

Our plant primarily competes with other ethanol producers in the production and sales of distillers grains.  According to the University of Minnesota’s DDGS – General Information website (November 28, 2005) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants.  The remaining 1 to 2% of DDGS is produced by the alcohol beverage industry.  Ethanol plants in South Dakota and Minnesota produce about 25% of this amount.  The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.  In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.

Sources of Raw Materials - Corn Feedstock Supply

Our plant is designed to use approximately 15 million bushels of grain per year or 42,000 bushels per day as the feedstock for its dry milling process.  Since we are a licensed Wisconsin grain dealer, we intend to buy as much grain as possible from local producers and from local elevators.  Our commodities manager is responsible for consistent scheduling of corn deliveries and establishing forward contracts through local grain elevators.  The commodities manager coordinates corn deliveries between local producers and elevators.  We may purchase additional grain from outside of our trade area as need and price dictates.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Results of Operations – Cost of Sales.

Utilities

The plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate.  We have entered into agreements with providers of these utilities as follows:

Natural Gas

To access sufficient supplies of natural gas to operate the plant, a connection to a distribution pipeline was constructed by Alliant Energy to connect our facility to an existing Alliant Energy pipeline located approximately one and one-half mile from our plant location.  The Alliant Energy pipeline connects 3.5 miles away to an interstate pipeline owned by ANR Pipeline Company.  We pay a surcharge on the gas volume moved through the new pipeline.  We have entered into a 10 year capacity agreement with ANR Pipeline Company which grants us the right to move a guaranteed volume of gas through the pipeline.  The additional capacity is transferable and may allow us to negotiate better pricing on our natural gas.

We have a natural gas purchase agreement with WPS Energy Services, Inc. of Green Bay, Wisconsin to provide natural gas and balancing services.  We engaged Energy Solutions Inc. of Madison Wisconsin to provide natural gas management services.  Since operations were commenced in 2005, there have been no interruptions in the supply of natural gas from WPS Energy Services, Inc. and all of our natural gas requirements have been met.  See also “MANAGEMENT’S DISCUSSION AND ANALYSIS” for a more detailed discussion of our natural gas supply.

Electricity

Electricity is necessary for lighting and powering much of the machinery and equipment used in the production process.  In October 2003, we entered into an agreement with Adams-Columbia Electric Cooperative for the provision of all electrical energy required by the plant. At each anniversary date of the first date service was provided, the agreement is automatically extended for another three year period unless either party gives written notice of intent not to extend. We purchase electricity at the Cooperative’s power supply rates then in effect, which are applied to our metered usage.  In addition, we pay a monthly charge of $700 plus a monthly facility surcharge of $2,138 for the substation distribution equipment costs.  The Cooperative installed and operates a substation at our plant site to facilitate electrical distribution to our plant.  We have had no interruption or shortages in the supply of electricity to the plant since operations were commenced in 2005.

Water

Water is a necessary part of the production process.  It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes.  Our water needs are met through two 500 gallon per minute wells located at our plant.  Since our operations commenced in 2005 we have had no interruptions or shortages in the supply of water.

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with RPMG and CSC for the purposes of marketing and distributing our principal products, which consist of ethanol and distillers grains.  We rely on RPMG for the sale and distribution of all of our ethanol and on CSC for the sale and distribution of distillers grain that we do not sell locally.  Therefore, we are highly dependent on RPMG and CSC for the successful marketing of our products.  See “Distribution Methods.”

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Employees

We currently have 34 full-time employees and three part-time employees and do not expect a significant change in this number over the next twelve months.  Eleven of our employees are involved primarily in management and administration.  The remainder are involved primarily in plant operations.

ITEM 1A.  RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Relating to Our Business

We have a limited operating history and our business may not be as successful as we anticipate.  We began our business in 2001 and commenced production of ethanol at our plant in May 2005.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed through out these risk factors.  Many of these factors are outside our control.  As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol, the Company has no other line of business to fall back on if the ethanol business declines. Our business would also be significantly harmed if its ethanol plant could not operate at full capacity for any extended period of time.

Increases in the price of corn or natural gas would reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control

Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true if market conditions do not allow us to pass along increased corn costs to our customers.  The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to produce.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels.  Corn costs significantly impact our cost of goods sold.  Our gross margins are principally dependent upon the spread between ethanol and corn prices.  Recently, the spread between ethanol and corn prices has been at historically high level, due in large part to high oil prices and low corn prices.  However, this spread has fluctuated significantly in 2005 and may fluctuate significantly in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

The price of ethanol has recently been much higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less revenues which would decrease our income and profitability.

We sell all of the ethanol we produce to RPMG under our ethanol marketing agreement.  RPMG is the sole buyer of all of our ethanol, and we rely heavily on its marketing efforts to successfully sell our product.  Because RPMG sells ethanol for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of RPMG, as a significant portion of our accounts receivable are attributable to RPMG.  If RPMG breaches the ethanol marketing agreement or is not in the financial position to purchase and market all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol, and our financial performance will be adversely and materially affected.  If our agreement with RPMG terminates, we may seek other arrangements to sell our ethanol, including selling our own product, however, our sales efforts may not achieve results comparable to those achieved by RPMG.

We sell a substantial portion of the distillers grains we produce to CSC under our distillers grains marketing agreements.  CSC is the sole buyer of all of our distillers grains that we do not independently sell locally, and we rely heavily on its marketing efforts to successfully sell our product.  Because CSC sells distillers grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of CSC, as a significant portion of our accounts receivable are attributable to CSC.  If CSC breaches the distillers grains marketing agreements or is not in the financial position to purchase and market all of the distillers grains we produce, we could experience a material loss and we may not have any readily available means to sell our distillers grains, and our financial performance will be adversely and materially affected.  If our agreements with CSC terminate, we may seek other arrangements to sell our distillers grains, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by CSC.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent upon the cost of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future.  As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.

Hedging activities themselves can result in costs because price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  We may incur such costs and they may be significant.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

New plants or decreases in the demand for ethanol may result in excess production capacity.  The supply of domestically produced ethanol is at an all-time high.  The Renewable Fuels Association estimates that ethanol production in 2005, reached a record 4 billion gallons, an increase of 17% since 2004 and 126% since 2001.  The ethanol industry has grown to over 95 production facilities in the United States.  Excluding our facility, Wisconsin currently has five ethanol plants in various stages of development or operation.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

We compete with other gasoline additives.  The ethanol industry also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether MTBE. MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.  Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum.  This is especially true for the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are operating into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affecting our results of operations and financial condition.

Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol.  Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Brazil experienced a dramatic increase in ethanol production and trade in 2004, exporting approximately 112 million gallons to the U.S. alone.  Reports in January 2006 estimated that Brazil produced, approximately 4.5 billion gallons of ethanol in 2005 and exported a total of 554 million gallons of ethanol worldwide. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and our financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce that it contributes may affect the demand for ethanol.  Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline.  Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.  The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005.  See, “National Ethanol Markets.”  The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFA).  The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012.  The RFS helps support a market for ethanol that might disappear without this incentive.  The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol.  If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.

Another important provision involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons.  This tax credit may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.  See, “Federal Ethanol Supports.”

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  We may not have been, or may not be at all times in complete compliance with these laws, regulations or permits or have had or have all permits required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

The ethanol plant is located on an approximately 115 acre site located on state highway 33 and two miles east of state highway 73.  The plant’s address is W1231 Tessmann Drive, Friesland, Wisconsin 53935.  The plant is designed to grind approximately 15 million bushels of corn per year to produce approximately 40 million gallons of ethanol.  Construction of the plant was completed in April 2005.  The ethanol plant consists of the following buildings:

•                  A dry bulk products shipping and receiving facility with main elevators and conveyors of 15,000 bushel per hour capacity, one truck and one combination truck and rail handling lane.  As well as grain storage for 400,000 bushels and cleaning, grinding, and dust control equipment.

•                  An ethanol production system which is comprised of a mixing system, cooker, liquefaction vessels, three 750,000 gallon fermentors, a 900,000 gallon beer well vessel, distillation system, and alcohol driers.  This equipment is arranged in and around the process and production building, which also houses the electrical and process control center, control room, maintenance facilities, staff facilities, and operations management offices.

•                  The ethanol storage area which consists of two 950,000 gallon storage tanks with floating lids, two shift tanks with a combined capacity of 200,000 gallons and an unleaded gasoline storage tank with a capacity of 100,000 gallons.  These vessels are contained within a spill containment area to contain any spills of the contents of the tanks which might occur.  There are catch basins at the rail and truck loading stations which drain into this containment area as well.

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

•                  A cooling tower installation with four 75 HP cooling fans and three 200 HP water pumps.

•                  Transportation facilities include 8,000 feet of rail and witches, 4,000 of road, a 90X12 foot truck scale, and truck and rail ethanol load out stations.

•                  A 4,200 square foot administration and sales office building, furniture and equipment, parking lot and landscaping.

On February 25, 2004, we executed a mortgage in favor of AgStar Financial Services, PCA, creating a first lien on our real estate and ethanol plant and a security interest in all personal property located on our property.  The mortgage and security interest secure the construction loan of $33,024,200 which was executed simultaneous to the mortgage.  On July 15, 2005, we converted the construction loan into two loans with the first loan a $4,000,000 revolving loan and the second a $29,024,200 term loan.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

There is no public trading market for our membership units.  We have created a private qualified online matching service in order to facilitate trading of our units.  Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  We do not receive any compensation for creating or maintaining the matching service.  We do not become involved in any purchase or sale negotiations arising from our qualified matching service.  In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the online matching service.  We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates.  So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a publicly reporting company, we will continue to make information about the Company publicly available on our website.

As of December 31, 2005, there are approximately 28,780 holders of record of our membership units.  There is no other class of membership units issued or outstanding.

As of December 31, 2005, we had not declared or paid any distributions on our units.  On February 8, 2006 our Board of Directors declared a cash distribution of $200 per unit to the holders of membership units of record at the close of business on February 10, 2006.  The distribution was paid in March 2006.  Revenues generated from plant operations are distributed by the Company to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”  In addition, distributions are restricted by certain loan covenants in our construction loan and revolving credit financing agreements.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources.”

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended December 31, 2005.  Since we only became operational in May 2005, we do not have comparable income, production and sales data for the twelve months ended December 31, 2004.  Accordingly we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of fiscal year ending December 31, 2004 and the fiscal year December 31, 2005, it is important that you keep that in mind.

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland in south central Wisconsin.  Since May 2005, we have been engaged in the production of ethanol and distillers grains. Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell ethanol, distillers grain and corn oil and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins.  Surplus grain supplies also tend to put downward price pressure on distillers grains.  In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather, much of which we have no control.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil.  Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

Financial Summary and Analysis of the Fiscal Year Ended December 31, 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended December 31, 2005:

Statement of Operations	Amount	% of Revenues

Revenues	$54,477,044	100.0
Cost of Sales	$(43,885,629)	80.5
Gross Profit	$10,591,415	19.5

Operating Expenses	$2,043,790	3.8
Operating Income	$8,547,625	15.8

Other Income (Expense)	$2,187,770	4.0
Net Income	$10,735,395	19.8

We had net income of $10,735,395 in fiscal year 2005.  Since we only recently became operational in May 2005, we do not yet have comparable income, production and sales data for fiscal year ended December 31, 2004.

Revenues.  Revenues from operations for fiscal year ended December 31, 2005 totaled approximately $54.5 million.  Revenues in fiscal year 2005 resulted from the sale of ethanol and distillers grains since our commencement of operations in May 2005.  In fiscal year 2005, ethanol comprised 88% of our sales and DDGS comprised 12 percent of our sales.

Ethanol prices, which had experienced a seasonal decline in the spring and summer of calendar 2005, started rising in approximately August 2005, but began to fall again through the fourth quarter of 2005. Historically, ethanol prices have been seasonal, increasing in the late summer and fall as gasoline blenders and marketers increase inventory in anticipation of mandatory blending in the winter months, and decreasing in the spring and summer when mandatory blending ceases.  The rise in ethanol prices during 2005 was remarkable because it started sooner than the seasonal norm and rose higher than historical norms, due in part to the hurricanes as well as increased demand, public acceptance and positive political signals for ethanol.

Management currently expects ethanol prices to remain higher in the short-term than historical averages.  However, management believes the industry will need to continue to grow demand in order to sustain these higher price levels.  Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur. If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs fail to remain low and stable.  Areas where demand may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas.  According to the Renewable Fuels Association, Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate this year, but it will not go into effect until 60 million gallons of ethanol are produced in the state.

Our revenues and profits are impacted by federal ethanol supports and tax incentives, such as VEETC and the RFS.  Changes to these supports or incentives could significantly impact demand for ethanol.  Since the current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term.  For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%.  Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase thus increasing the overall demand for ethanol.  This could positively affect our earnings.  However, the increased RFS requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term.  A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol.  This would have a negative impact on our earnings.

We also expect that use of ethanol as a fuel oxygenate may increase due to decreased use of methyl tertiary butyl ether (“MTBE”), the primary competitor of ethanol as a fuel oxygenate.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement for areas classified as carbon monoxide non-attainment areas.  These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter.  The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight.  This is the equivalent of 7.7% ethanol by volume in a gasoline blend.  This requirement was unaffected by the Act and a number of states, including California, participate in this program.  As a result, demand for ethanol in these areas during the winter months may increase and positively effect ethanol prices.

Increased consumption of E85 fuel and increased consumer awareness of ethanol may increase ethanol demand.  However, consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce our revenues.  Certain individuals believe that use of ethanol will have a negative impact on prices at the pump.  Many also believe that ethanol adds to air pollution and harms car and truck engines.  Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced.  These consumer beliefs could potentially be wide-spread.  If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.

Due to the several factors affecting the price of ethanol, we are unable to predict with any degree of certainty where prices might be during fiscal 2006.

Since we commenced operations, the sales price for distiller’s grains has remained relatively unchanged.  The price of distiller’s grains was largely due to a decrease in the price of corn and soybeans, which are the components of distiller’s grains’ principal competition in the feed markets, namely corn and soybean meal.  The lower corn and soybean prices were the result of an abundant supply of grains and feed protein due to a large grain harvest in 2005, the second largest on record, and a large grain carryout into 2006.  Distillers grains prices are expected to remain low in the foreseeable future unless the price of corn and soybean meal increases.

Cost of Sales.  Our cost of sales from the production of ethanol and distillers grains are primarily made up of raw grains expenses and energy expenses (natural gas and electricity).  Cost of Sales for fiscal year ended December 31, 2005 totaled approximately $43.9 million.

We purchased 11,753,760 million bushels of corn in fiscal year 2005.  The 2005 national corn crop was the second largest on record with national production at approximately 11.11 billion bushels, exceeded only by the 2004 crop (at approximately 11.8 billion bushels).  This resulted in lower corn prices as reflected in our cost of goods sold.  A crop at this level is anticipated to provide an ample supply of corn and we anticipate corn costs will remain low and stable into the 2005-2006 marketing year.  However, an increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices.  Any increase in the price of corn would have a negative impact on our cost of goods sold.  In addition, we expect the grain market to begin focusing on prospects for the 2006 crop, where variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.  Recently, many market analysts are predicting lower U.S. corn acreage this year due to higher fertilizer prices caused by high natural gas prices, decreased domestic fertilizer production and increased global demand for fertilizers.  Although carryout supplies for 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn.

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 122,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages. The prices are increasing our costs of production.  In late August 2005, Hurricane Katrina caused dramatic damage to areas of Louisiana, which is the location of one of the largest natural gas hubs in the United States.  Natural gas prices rose as a result of the hurricane.  There is still considerable uncertainty as to the extent of infrastructure damage and the ultimate amount of lost production from Hurricane Katrina.  Therefore, we are uncertain as to how Hurricane Katrina will impact long term natural gas prices. We expect natural gas prices to remain high or increase given the unpredictable market situation.  This will increase our gas costs substantially, which will adversely impact our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas and will work with them on an on-going basis to mitigate our exposure to volatile gas prices.

Cost of goods sold includes a liability of $88,806 for the fiscal year ended December 31, 2005 related to our corn and natural gas derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Operating expenses for fiscal year ended December 31, 2005 totaled approximately $2,043,790.  Our operating expenses are primarily due to expenses of $342,400 from start-up operations and $1,701,390 of general and administrative expenses.

Operating Income.  Operating income for fiscal year ended December 31, 2005 totaled approximately $8,547,625.

Other Income (Expense).  Our other income and expense for the fiscal year ended December 31, 2005 was $2,187,770.  This income resulted primarily from interest expense of $1,320,055 which was offset by $2,722,912 in payments from the federal Bioenergy Program and $475,000 in payments from the State of Wisconsin incentive program.

Our USDA Commodity Credit Corporation Bioenergy Program payments were $2,722,912 for the fiscal year ended December 31, 2005.  Payments under the Bioenergy Program are based upon increases in ethanol production relative to previous years.  Due to the fact we only had a partial year of operation in fiscal year 2005, we expect to receive additional program payments in fiscal year 2006.  However, based upon the reductions in Bioenergy Program payments made during 2005, we do not expect to receive the maximum award of $7.5 million.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  In addition, the accrued income from the Bioenergy Program is significantly less than the amount we are eligible for based on our production.  This reduction is attributed to an increase in the number of eligible participants in the program, which reduces our share of the payments.  We do not anticipate receiving unpaid amounts for past pro rata reductions.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  The Bioenergy Program was scheduled to expire on September 30, 2006.  Funding for the program is subject to an annual apportionment.  See “Bioenergy Program Payments” below.  However, the CCC recently announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006.

During the 2005 fiscal year, we recorded revenue of $475,000 from the State of Wisconsin incentive program.  Due to a sunset date of June 30, 2006, we do not expect to record any more revenue from this program.

Financial Summary and Analysis of Fiscal Quarter Ended December 31, 2005

The following tables shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal quarter ended December 31, 2005:

Income Statement Data	Amount	% of Revenues

Revenues	$22,473,828	100.0
Cost of Sales	$(17,615,286)	78.3
Gross Profit	$4,858,542	21.7

Operating Expenses	$679,965	3.0
Operating Income	$4,178,576	18.7

Other Income (Expense)	$163,231	0.7
Net Income	$4,341,808	19.4

For the fourth fiscal quarter of 2005, net income totaled $4,341,808, down from net income of $5,768,486 reported in the third quarter of fiscal year 2005.  This decrease was primarily due to an increase in our natural gas costs in the fourth quarter of 2005. Since we only recently became operational in May 2005, we do not have comparable income, production and sales data for fiscal quarter ended December 31, 2004.

Revenues.  Revenues from operations for the fourth fiscal quarter of 2005 totaled approximately $22,473,828, up from $21,893,544 in the third quarter of fiscal 2005.  This increase was primarily due to an increase in the netback price of ethanol.

Cost of Sales.  Our cost of sales for the fourth fiscal quarter of 2005 totaled $17,615,286, up from $16,890,315 in the third quarter of fiscal 2005.  The change in cost of goods sold resulted from an increase in the price of corn and natural gas.  In the fourth quarter of 2005 we recorded a net loss on the value of our derivatives of approximately $197,186 up from a net loss of approximately $309,939 in the third quarter of fiscal 2005.

Operating Expenses.  Operating expenses for the fourth quarter of fiscal 2005 totaled $679,965, up from the $547,208 we reported in the third quarter of fiscal 2005.  The increase in our operating expenses is mainly attributable to an increase in our general and administrative expenses.

Operating Income.  Our operating income for the fourth quarter of 2005 was $4,178,576, down from $4,456,021.  This decrease was primarily due to the increased costs of natural gas in the fourth quarter of 2005.

Other Income (Expense).  Other income and expense consisted of a gain of $163,231 in the fourth fiscal quarter of 2005, compared to approximately $1,312,465 reported in the third quarter of fiscal 2005. The decrease in other income was primarily due to the reduction in available funding for the CCC Bioenergy program.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Although we did not have any critical accounting estimates as of year ended December 31, 2005, we anticipate that we will use estimates relating to Bioenergy program payments throughout the next year.

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of December 31, 2005, the fair values of our derivative instruments relating to corn and natural gas are reflected as a loss in the amount of $259,196 for the year.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

As of December 31, 2005, we have entered into forward corn purchase contracts for the procurement of approximately 95% of our corn needs through March 2006 and 88% of our needs through June 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into the fall harvest months, additional price protection may be required to solidify our margins for fiscal year 2006.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of December 31, 2005, we have forward contracts to purchase approximately 43% of our projected natural gas usage for January through April 2006 at an average price of $11.97 per MMBTU.  As of March 9, 2006 we have price protection in place for approximately 73% of our projected natural gas usage for March through October 2006 at an average price of $8.01 per MMBTU.  Additional price protection for fiscal year 2006 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains.  We will continue to focus our attention on two main areas: (i) maximizing our plant’s operational efficiency to operate as competitively as possible; and (ii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible.

Plant Operations

We commenced operations at our plant and passed performance testing in May 2005.  While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, we may not be able to consistently satisfy these objectives.

We are subject to ongoing environmental regulations and testing.  We are currently conducting preliminary emissions testing and are working with a qualified consulting engineering firm in preparing for final emissions testing.  Final emissions testing is expected to occur in May 2006.  We are currently in compliance with all NDPES compliance testing for the plant.

As of December 31, 2005, there was no outstanding balance on the plant design-build contract except for retainage of $100,000.  We are holding $100,000 pending final completion of all the design builder’s obligations.  There are only minor items remaining.  We have substantially completed the owner’s obligations of the project, including but not limited to completion of the security fencing, maintenance software implementation, business signage and security systems.

During the next 12 months, we expect to focus on producing ethanol and distillers grains at our plant.  We have engaged an ethanol marketing firm to market our ethanol and a distillers grains marketing firm to market our dried distillers grain.  We are also independently marketing a portion of our dried distillers grains to local livestock producers.  On April 1, 2005, we entered into an agreement with Commodity Specialists Company to market our modified wet distillers grains.  The initial term of this agreement is one year and it automatically renews for successive one-year periods unless either party gives at least 120 days prior written notice.  Commodity Specialists Company also markets the dried distillers grains that we do not market independently.

Operating Budget and Financing of Plant Operations

We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, and our senior credit facility to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs.  The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Cost of Corn and Utilities	$55,441,116
Other Production Costs	$12,184,419
General and Administrative Costs	$3,836,736

Total operating costs	$71,462,271

The estimates in the table set forth above are based upon our limited operational experience and data gathered from other ethanol plants similar to ours.  These are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:

•                  Changes in the availability and price of corn;

•                  Changes in federal ethanol tax incentives;

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

•                  Increases or decreases in the supply and demand for distillers grains.

Employees

At the end of the 2005 fiscal year, we had 34 full-time employees and three part-time employees.

Liquidity and Capital Resources

As of December 31, 2005, we had the following assets: cash and cash equivalents of $8,786,477, total current assets of $14,475,144 and total assets of $64,915,892.  As of December 31, 2005, we had total current liabilities of $5,933,507 and long term debt, net of current maturities, of $22,074,722.

The members’ contributions, net of costs related to capital contributions, are $27,696,394.  Retained earnings as of December 31, 2005 is $9,211,269.  Total members’ equity as of December 31, 2005, is $36,907,663.  Revenue from operations for the year ended December 31, 2005 is $54,234,638.

Short-Term and Long-Term Debt Sources

In February 2004, we entered into a $33,024,200 credit facility with AgStar Financial Services, PCA of Rochester, Minnesota.  The credit facility is secured by substantially all of our assets.  In July 2005 we converted our construction loan into two loans.  The first loan is a term loan of $29,024,200.  The second loan is a $4,000,000 revolving loan.  The term loan of $29,024,200 is for five years with a ten-year amortization.  Payments on the converted term loan are paid in monthly installments including principal and interest.  The variable interest rate on the converted term loan is equal to the monthly LIBOR plus 2.75%.  This variable interest rate may be adjusted downward depending on our level of owners’ equity as reported in our monthly financial statements.  At a level of ownership equity equal to 50%, but less than 55% the interest rate will decrease by 0.50%.  At a level of ownership equity equal to 45%, but less than 50%, the interest rate will decrease by 1.0%.  At a future date, we can elect to allocate a portion of the term loan to a fixed interest rate.  Depending on the anticipated movements in interest rates and overall credit environment, we may elect to make that allocation.  Interest on the revolving loan of $4,000,000 accrues at a rate equal to the monthly LIBOR plus 2.75%.  However, this interest rate may be adjusted downward in the same manner as the term loan depending on our level of owners’ equity.

As of December 31, 2005, we had outstanding debt of $24,279,657 and an interest rate of 7.3638% on the converted term loan.  As of December 31, 2005, we did not have any borrowings on the revolving loan.

In March 2006, the loan agreement was amended to increase the revolver by $5 million and decrease the term loan by $5 million to allow for additional principal reduction without incurring the 1% prepayment penalty which is in effect until February 24, 2007.

The converted term loan and line of credit agreements contain restrictions and financial covenants to which we will be subject during the term of the agreements.  If, for any reason, our revenues significantly decease and/or our cost of goods significantly increases, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

Bioenergy Program Payments

We have enrolled in the USDA Commodity Credit Corporation’s Bioenergy program.  Under the USDA CCC Bioenergy program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer may receive more than $7.5 million under the program. Because we qualify as an eligible producer and annually utilize at least 15 million bushels of corn in the increased production of ethanol, we could potentially receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation may award only $100 million annually for fiscal years 2005 through 2006, and any award we receive may be reduced based upon the volume of applications from other eligible producers.

For the twelve months ended December 31, 2005, we recorded Bioenergy Program income of $2,722,912.  In October 2005 we enrolled in the CCC Bioenergy Program for 2006.  Based upon the reductions in Bioenergy Program payments made during 2005, we do not expect to receive the maximum award of $7.5 million.  On January 23, 2006, the USDA Farm Service Agency issued a letter outlining the funding factors for the Bioenergy Program for the government fiscal year 2006.  The OMB apportioned the Bioenergy Program $60 million for the fiscal year 2006 and the apportionment includes a restriction that the funds may only be used during the 2006 fiscal year.  This same restriction has applied for the last three fiscal year program apportionments.  As a result of this restriction, $34.5 million of the $60 million apportionment was used for the fourth quarter fiscal year 2005 payments leaving only $25.5 million available for the first three quarters of fiscal year 2006, or $8.5 million per quarter.  The program payment limitation remains at five percent of the program’s available funding, $1.275 million for 2006.

Based upon the recent increase in national ethanol production and the funding factors outlined above, we anticipate a pro rata reduction in aggregate payments to all eligible producers.  We anticipate the pro rata reduction to be in the range of 10% to 15%.  Thus we do not expect to receive the maximum award of $7.5 million.  As of March 9, 2006, we have received $2,722,912 for our production through December 31, 2005 and we estimate an additional $390,000 to be received in 2006.   In addition, the Bioenergy Program was scheduled to expire on September 30, 2006.  However, the CCC recently announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006

Wisconsin Department of Agriculture, Trade and Consumer Protection Ethanol Payment

We have recorded revenue of $475,000 for the fiscal year ended December 31, 2005 related to an ethanol producer incentive program administered by the Wisconsin Department of Agriculture, Trade and Consumer Protection.  The program awards each eligible applicant a payment of up to 20 cents per gallon on the first 15 million gallons of ethanol produced in the State of Wisconsin, however, the total award is subject to program funding and the number of eligible applicants.  We anticipate receiving an award in 2006 based upon our satisfaction of the eligible requirements as of the date of this report. Currently, there is estimated to be a total of $1.9 million available under the program which must be allocated among four qualified producers. Our recorded revenue of $475,000 reflects the amount we anticipate receiving based upon current funding levels and the number of eligible producers.  The program’s sunset date is June 30, 2006. Therefore, we do not anticipate recording any additional revenue from this program.

Subsequent Events

On February 8, 2006 our board approved a $200 per unit distribution to all members of record as of February 10, 2006.  The distribution was paid on March 15, 2006.

On March 8, 2006, the board approved a proposal from a lender to refinance the existing term debt and revolving loan commitment at a fixed interest rate of 7.40% per year for five years with a ten year amortization.  However, we have not yet entered into any definitive agreements for this debt financing.

On March 9, 2006, we amended our Amended and Restated Construction and revolving Loan Agreement dated February 17, 2005 with AgStar Financial Services, PCA.  The Second Amended and Restated Construction and Revolving Loan Agreement increased the revolving commitment amount to $9,000,000 and amends the revolving note to be payable in full on July 1, 2010.  In addition, we requested that $5,000,000 of the new term revolver be applied as a special principal payment against the Company’s existing term loan with a subsequent new principal balance of $18,898,888.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.  We have commitments and contingencies as described in Note 9 to our Financial Statements.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

United Wisconsin Grain Producers, LLC

Friesland, Wisconsin

We have audited the accompanying balance sheet of United Wisconsin Grain Producers, LLC as of December 31, 2005 and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2005 and 2004.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Wisconsin Grain Producers, LLC as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

February 3, 2006

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Balance Sheet

December 31,
ASSETS	2005

Current Assets
Cash and cash equivalents	$8,786,477
Restricted cash	80,280
Trade account receivable	2,876,872
Federal and State program receivables	784,748
Prepaid expenses and other assets	536,020
Inventory	1,410,747
Total current assets	14,475,144

Property, Plant and Equipment
Land and land improvements	5,747,366
Office equipment	355,596
Administration building	429,317
Plant and process equipment	46,335,457
Total property and equipment	52,867,736
Less accumulated depreciation	2,976,364
Net property, plant and equipment	49,891,372

Other Assets
Debt issuance costs, net of accumulated amortization	548,376
Other	1,000
Total other assets	549,376

Total Assets	$64,915,892

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Balance Sheet

December 31,
LIABILITIES AND MEMBERS’ EQUITY	2005

Current Liabilities
Current maturities of long-term debt	$2,404,935
Accounts payable	3,080,121
Derivative instruments	88,806
Accrued liabilities	359,645
Total current liabilities	5,933,507

Long-Term Debt, less current maturities	22,074,722

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	27,696,394
Retained earnings	9,211,269
Total members’ equity	36,907,663

Total Liabilities and Members’ Equity	$64,915,892

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statement of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Revenues	$54,477,044	$—

Cost of Goods Sold	43,885,629	—

Gross Profit	10,591,415	—

Operating Expenses	2,043,790	718,431

Operating Income (Loss)	8,547,625	(718,431)

Other Income (Expense)
Grant income	187,852	165,849
Interest income	64,283	64,130
Federal & State program income	3,197,912
Interest expense	(1,320,055)	(2,664)
Unrealized loss on derivative insturments	—	(260,224)
Miscellaneous income	57,778	31,178
Total other income (expense), net	2,187,770	(1,731)

Net Income (Loss)	$10,735,395	$(720,162)

Net Income (Loss) Per Unit (28,780 and 28,270 weighted average units outstanding, respectively)	$373.02	$(25.47)

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statement of Changes in Members’ Equity

Balance - January 1, 2004	$23,710,419

Capital contributions, January through April 2004 for 3,175 membership units at $1,000 per unit	3,175,000

Costs related to capital contributions	7,011

Net loss for the year ended December 31, 2004	(720,162)

Balance - December 31, 2004	26,172,268

Net Income for the year ended December 31, 2005	10,735,395

Balance - December 31, 2005	$36,907,663

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Cash Flows from Operating Activities
Net income (loss)	$10,735,395	$(720,162)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	3,006,850	4,229
Loss on hedging	259,196	260,224
Grant income	(187,852)	(165,849)
Deposits on expired land options	—	3,000
Changes in assets and liabilities:
Restricted cash	(80,280)
Derivative instruments	(5,614)	(425,000)
Accounts receivable	(3,694,136)	(4,383)
Inventory	(1,410,747)
Prepaid expenses	(485,096)	(8,923)
Other payable		(15,000)
Accounts payable	2,960,511	32,991
Accrued liabilities	343,503	6,933
Net cash provided by (used in) operating activities	11,441,730	(1,031,940)

Cash Flows from Investing Activities
Land acquisitions	—	(310,161)
Capital expenditures	(1,175,915)	(337,659)
Payments for construction in process	—	(21,731,845)
Other investments	(1,000)	—
Net cash used in investing activities	(1,176,915)	(22,379,665)

Cash Flows from Financing Activities
Member contributions	—	3,175,000
Proceeds from grants for operating expenses	218,637	135,065
Proceeds from grants for capital expenditures	443,905	42,643
Proceeds from long term debt	2,453,714	408,234
Payments for long term debt	(4,544,543)	(1,701)
Payments for debt issuance costs	(59,119)	(495,650)
Refunds for costs of raising capital	—	7,011
Net cash provided by (used in) financing activities	(1,487,406)	3,270,602

Notes to Financial Statements are an integral part of this Statement.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net Increase (Decrease) in Cash	8,777,409	(20,141,003)

Cash and Cash Equivalents– Beginning of Period	9,068	20,150,071

Cash and Cash Equivalents– End of Period	$8,786,477	$9,068

Supplemental Cash Flow Information

Cash paid during the year for: Interest	$1,315,024	$2,664

Noncash Investing and Financing Activities

Capital expenditures and construction in process funded by long-term debt	$8,368,571	$86,000

Capital expenditures and construction in process funded by construction loan	$—	$13,927,308

Operating expenses funded by construction loan	$3,000	$1,000

Construction in process in grants receivable	$—	$428,886

Construction in process in accounts payable		$3,520,554

Debt issuance costs in accounts payable	$—	$9,435

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2005 and 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Wisconsin Grain Producers LLC (a Wisconsin limited liability company) is a 40 million gallon ethanol plant located near the town of Friesland in the township of Randolph, Wisconsin.  The company sells its production of ethanol and distillers grains, a co-product of ethanol production, within the United States.

The Company was organized in November of 2001 to pool investors, some of whom provide a corn supply on a commercial basis.  The Company was a developmental stage entity prior to commencing operations on May 5, 2005.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company maintains its accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

The Company is required to deposit cash into a restricted cash account by the Company’s broker as discussed below.

Trade Accounts Receivable

Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts.  The Company extends credit to customers for sales of ethanol and distillers grain in the normal course of business.  Credit is extended based on an on-going evaluation of a customer’s financial conditions and generally no collateral is required.  If payment is not received on a timely basis in accordance with the Company’s credit terms it is considered past due.  Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses when required.  At December 31, 2005 and 2004, the Company believes all receivables are fully collectible and no allowance for doubtful accounts is deemed necessary.

Inventories

Inventory consists of raw materials, work in process, and finished goods.  Corn is the primary raw material and, along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol produced and distillers grains, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated value.  Depreciation is computed over estimated useful lives by use of the straight-line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Deferred Loan Costs

Costs associated with the issuance of the construction loan discussed in Note 3 are recorded as deferred loan costs, net of accumulated amortization.  Loan costs are amortized to operations over the life of term note using the effective interest method.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the December 31, 2005 balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

The Company has recorded a liability of $88,806 as of December 31, 2005.  The Company has also recorded a combined realized and unrealized loss on derivative instruments of $259,196 related to its derivative contracts for the year ended December 31, 2005.  This includes a loss of $197,186 recorded during the three month period ended December 31, 2005, a loss of $309,939 recorded during the three month period ended September 30, 2005, a gain of $83,384 recorded during the three month period ended June 30, 2005 and a gain of $164,545 recorded during the three month period ended March 31, 2005.  As the Company had not commenced operations as of March 31, 2005, the first quarter gains were included in other income and have been reclassed to cost of sales.  The unrealized loss of $260,224 for the year ending December 31, 2004 was recognized as another income and expense item.  The Company is required to maintain cash balances at its broker related to derivative instrument positions.  At December 31, 2005, restricted cash totaled $80,280 and is not included in the cash and cash equivalents on the balance sheet or the statements of cash flows.

Grants

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Government Incentive Payments

For the year ended December 31, 2005 the Company recorded as other income $2,722,912 from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any USDA fiscal year exceed the annual funding of the program.  As of March 2006, the Company had received $2,413,165 along with the $309,748 receivable recorded at year end from the CCC Bioenergy Program.  The CCC recently announced that this program will terminate as of June 30, 2006.

The Company has recorded other income of $475,000 for the year ended December 31, 2005, related to the State of Wisconsin Producer Subsidy Payment program.  Due to a designated sunset date of June 30, 2006, the Company does not anticipate recording any more revenue from this program.

The Company was not eligible for these federal and state program payments prior to commencement of production in May 2005.

Fair Value of Financial Instruments

The carrying value of cash and equivalents and restricted cash approximates their fair value.

The Company believes the carrying amount of derivative instruments approximates fair value based on current market prices.

It is not currently practicable to estimate fair value of the notes payable to the lending institution.  Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Note 3, these are no readily determinable similar instruments on which to base an estimate of fair value.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes.  Instead its earnings and losses are included in the income tax returns of its members.  Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.

2.  INVENTORY

Inventory consists of the following at December 31, 2005:

Raw materials	$617,316
Work in process	187,793
Finished goods	605,638
Total	$1,410,747

3.  BANK FINANCING

On February 26, 2004 the Company closed on a construction loan from a financial institution.  The construction loan for $33,024,200 was converted on July 15, 2005 into two loans with the first loan a $4,000,000 revolving loan and the second with a $29,024,200 term loan.  The term of the loans is five years with a ten-year amortization.  The term agreement provides for monthly principal installments with interest charged at a variable interest rate on the date of conversion of 6.96% and increasing on the first of each month to a rate of 7.3638% as of year end.  The loan agreement further requires additional principal payments of 20% of excess cash flow as defined in the agreement and 50% of the government incentive program payments.  The Company paid additional principal payments of $3,675,000 in 2005.  The outstanding balance or a portion thereof can be converted to a fixed rate at anytime as prescribed in the loan agreement.  As of December 31, 2005, the Company had outstanding debt of $24,479,657, on these credit facilities.  The Company pays 0.50% interest on the unused portion of the revolving loan instrument.  As of December 31, 2005, the Company did not have any borrowings on the revolving loan.

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

These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, restrict dividends and require additional loan payments based on excess cash flow.

Long term debt consists of the following:

December 31, 2005

Bank Financing	$24,479,657

Less: amounts due within one year	2,404,935

Totals	$22,074,722

The estimated maturities of long term debt at December 31, 2005 are as follows:

2006	$2,404,935
2007	2,577,287
2008	2,762,708
2009	2,969,580
2010	3,187,735
Thereafter	10,577,412
Total	$24,479,657

4.  OPERATING LEASE OBLIGATIONS

The Company signed a ten-year lease agreement in August 2004 with a leasing company for eighty-five covered hopper rail cars at $460 per month per rail car.

The Company entered into two, five-year rental agreements in April and May of 2005 for two wheel loaders at approximately $1600 per month per wheel loader.

The Company entered into a five-year lease agreement in April 2005 with a bank to lease a rail shuttle wagon at $3,300 per month.

Lease expense for operating leases for the year ending December 31, 2005 was $335,180.  There was no lease expense in 2004.

At December 31, 2005 the Company had the following minimum commitments for payment of leases:

2006	$545,805
2007	545,805
2008	545,805
2009	545,805
2010	491,478
Thereafter	2,306,900
Total	$4,981,598

5.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

As of December 31, 2005 and December 31, 2004 the Company had 28,780 units outstanding.

6.  RELATED PARTY TRANSACTIONS

In the year ending December 31, 2005, the Company had incurred $71,557 in director fees and related expense, of which $797 to one member is included in accounts payable at December 31, 2005. In the year ending December 31, 2004, the Company had incurred $67,307 in director fees and related expense, of which $44,478 to eight members is included in accounts payable at December 31, 2004.

The Company purchased approximately $11,300,000 of corn from members.

The Company had a contract with a member, Fagen, Inc., to construct the Company’s ethanol plant. As of December 31, 2005, the Company had incurred approximately $46,000,000 in costs related to this contract. As of December 31, 2004, the Company had incurred approximately $38,000,000 in costs related to this contract.

7.  GRANTS

In October 2003, the Wisconsin Department of Commerce approved a grant for $271,000 in funds to reimburse the Company for infrastructure costs.  In the year ending December 31, 2005, the Company had incurred the $271,000 of costs eligible for reimbursement under this grant and received the entire amount.  $268,525 of this amount is associated with capital expenditures and has been recognized as a reduction of the basis of the asset and the remaining $2,475 of this amount is associated with expenses and is reflected in 2004 grant income.

In January 2004, the Company was approved for a matching grant from the United Stated Department of Agriculture for $450,000.  At December 31, 2005, the Company had incurred costs of $450,000 associated with this grant and has been reimbursed the $450,000.  $351,227 of this amount is associated with expenses and has been reflected in grant income; $187,852 in the year ending December 31, 2005 and $163,374 in the year ending December 31, 2004.  $98,773 of the $450,000 is associated with capital expenditures and has been recognized as a reduction of the basis of the asset; 15,019 in the year ending December 31, 2005 and $83,754 in the year ending December 31, 2004.

In February 2004, the Company was approved for a matching grant from the Transportation Facilities Economic Development Program (TEA) for $160,000.  At December 31, 2005 the Company has incurred the $160,000 of costs eligible for reimbursement under this grant and has been reimbursed the $160,000.  This amount was recognized as a reduction of the basis of the asset.

At December 31, 2005 the Company has received all of the approved funding for the grants and has no grants receivable.

8.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at December 31:

2005

Financial statement basis of total assets	$64,915,892

Organizational and start-up costs capitalized	1,769,494
Accumulated depreciation and amortization	(8,743,854)

Taxable income tax basis of total assets	$57,941,532

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

9.  COMMITMENTS AND CONTINGENCIES

The Company was party to an unasserted claim as of December 31, 2004.  In April 2005 the Company paid $18,975 in settlement of the claim.

Utility Agreements

In October 2003, the Company entered into an agreement with an electric cooperative to provide electrical service.  The agreement shall be in effect as of the date of the agreement and thereafter for a period of three years after electric service was first provided in January of 2004.  At the anniversary of the commencement of services the agreement shall automatically be extended so that the term again covers a period of three years, unless either party gives written notice of intent not to extend.

In April 2004, the Company entered into two natural gas related agreements.  The natural gas purchase agreement commits the Company to purchase specified quantities of natural gas at a then prevailing market price in April 2005.  The agreement shall renew automatically at the end of its initial term, April 20, 2006 if notice terminating is not given 60 days prior.  The second agreement, the natural gas transportation service agreement, provides transportation of the natural gas to the plant at specific transportation rates for a period of five years.

Marketing Agreements

In August 2004, the Company entered into a marketing agreement with an unrelated company to market, sell and distribute the entire ethanol produced at this facility.  The agreement shall commence on the first day of the month that the Company initially ships ethanol and shall continue for a period of 12 months.  This Company accounted for approximately 88% of revenues during 2005 and approximately 59% of accounts receivable for the year ended December 31, 2005.

In August 2004, the Company entered into a marketing agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company elects to ship by rail out of state.  The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.

In April 2005, the Company entered into a marketing agreement with an unrelated company for the purpose of developing and marketing our modified wet distillers grain product.  The initial term of this agreement is one year and shall automatically renew for an additional one year unless either party gives the other party not less than 120 days notice prior to the annual renewal date.

Corn and Natural Gas Contracts

At December 31, 2005, the Company had forward corn purchase contracts totaling 9,618,000 bushels for various delivery periods from January 2006 to November 2007 of which approximately 40% are with members.  The prices on these contracts range from $1.88 to $2.58 per bushel or have a basis level established by the CBOT futures between $-0.10 and $-0.23.  At December 31, 2005, the Company had forward contracts to purchase approximately 207,920 million British thermal units (MMBTU) of natural gas during the months of January through April 2006 at an average price of approximately $11.97 per MMBTU.

10.  SUBSEQUENT EVENTS

On February 8, 2006 the Board of Directors of the Company approved a $200 per unit distribution to all members of record as of February 10, 2006.  The distribution, which totaled $5,756,000, was paid on March 15, 2006.

On March 8, 2006 the Board approved a proposal from a lender to refinance the existing term debt and revolving loan commitment at a fixed rate of 7.40% per year for five years with a ten year amortization.  However, they have not yet entered into any definitive agreements for this debt financing.

On March 9, 2006, the Company amended its Amended and Restated Construction and Revolving Loan Agreement dated February 17, 2005 with AgStar Financial Services, PCA.  The Second Amended and Restated Construction and Revolving Loan Agreement increased the revolving commitment amount to $9,000,000 and amends the revolving note to be payable in full on July 1, 2010.  In addition, the Company requested that $5,000,000 of the new term revolver be applied as a special principal payment against the Company’s existing term loan with a subsequent new principal balance of approximately $18,900,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accounting firm since the Company’s inception and is the Company’s independent registered public accounting firm at the present time.  The Company has had no disagreements with its auditors.

ITEM 8A.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated by reference to the definitive proxy statement from our 2006 Annual Meeting of Members to be filed with the Securities and Exchange Commission on the same day as this 10-KSB.  This proxy statement is referred to in this report as the 2006 Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 13.  EXHIBITS.

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

3.2

Amended and Restated Operating Agreement of the registrant.  Filed as Exhibit 3.2 to the registrant’s periodic report on Form 10-QSB filed August 15, 2005 (Commission File 000-50733) and incorporated by reference herein.

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

10.13

Railroad Spur Construction Agreement dated October 15, 2004 between the Town of Randolph and Volkmann Railroad Builders, Inc. filed as Exhibit 10.13 to registrant’s periodic report on Form 10-KSB (Commission File 333-92188) filed March 21, 2005 and incorporated by reference herein.

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

ITEM 14.  PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2006 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	March 24, 2006	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	March 24, 2006	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 24, 2006	/s/Kevin M. Roche
Kevin M Roche, Chairman, President and Director

Date:	March 24, 2006	/s/ William R. Herrmann
William R. Herrmann, Vice-President and Director

Date:	March 24, 2006	/s/ Robert J. Miller
Robert J. Miller, Director

Date:	March 24, 2006	/s/ Carl Benck
Carl Benck, Director

Date:	March 24, 2006	/s/ Cal Dalton
Cal Dalton, Director

Date:	March 24, 2006	/s/ Jerry H. Franz
Jerry H. Franz, Director

Date:	March 24, 2006	/s/ Berwyn G. Westra
Berwyn G. Westra, Director