Form 10QSB
period 2006-03-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2006-05-15
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2006

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of May 12, 2006 there were 28,780 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):	☐ Yes	☒ No

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

March 31,
2006
(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$416,025
Restricted cash	67,850
Trade account receivable	4,403,421
Federal and State program receivables	762,084
Prepaid expenses and other assets	515,715
Inventory	1,618,718
Total current assets	7,783,813

Property, Plant and Equipment
Land and land improvements	5,747,367
Office equipment	368,743
Administration building	429,317
Plant and process equipment	46,502,801
Total property, plant and equipment	53,048,228
Less accumulated depreciation	4,154,171
Net property, plant and equipment	48,894,057

Other Assets
Debt issuance costs, net of accumulated amortization	533,971
Other	1,000
Total other assets	534,971

Total Assets	$57,212,841

Notes to Financial Statements are an integral part of this Statement.

March 31,
2006
(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$2,994,772
Revolving line of credit	1,398,094
Accounts payable	2,753,994
Derivative instruments	281,556
Accrued liabilities	400,225
Total current liabilities	7,828,641

Long-Term Debt, less current maturities	13,529,117

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	27,696,394
Retained earnings	8,158,689
Total members’ equity	35,855,083

Total Liabilities and Members’ Equity	$57,212,841

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$22,726,555	$—

Cost of Goods Sold	17,428,968	—

Gross Profit	5,297,587	—

Operating Expenses	570,211	365,107

Operating Income (Loss)	4,727,376	(365,107)

Other Income (Expense)
Grant income	—	75,651
Interest income	67,456	—
CCC Bio–Energy income	287,084	—
Interest expense	(395,810)	(38)
Unrealized loss on derivative instruments	—	164,545
Miscellaneous income	17,314	—
Total other income (expense), net	(23,956)	240,158

Net Income (Loss)	$4,703,420	$(124,949)

Net Income (Loss) Per Unit (28,780 weighted average units outstanding)	$163.43	$(4.34)

Distribution Per Unit	$200.00	—

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income (Loss)	$4,703,420	$(124,949)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	1,192,212	8,535
(Gain)/loss on derivative instruments	379,024	(164,545)
Grant income		(75,651)
Changes in assets and liabilities:
Restricted Cash	12,430
Derivative instruments	(186,274)	276,071
Accounts receivable	(1,473,985)	4,383
Inventory	(207,971)
Prepaid expenses	(9,595)	(13,655)
Accounts payable	(326,127)	327,477
Accrued liabilities	40,580	76,217
Net cash provided by operating activities	4,123,714	313,883

Cash Flows from Investing Activities
Capital expenditures	(180,492)	(33,486)
Payments for construction in process	—	(419,767)
Net cash used in investing activities	(180,492)	(453,253)

Cash Flows from Financing Activities
Proceeds from revolving line of credit	1,398,094	—
Proceeds from grants for operating expenses	—	67,133
Proceeds from grants for capital expenditures	—	263,563
Proceeds from construction loan	—	531,940
Payments for long term debt	(7,955,768)	(442)
Payments for debt issuance costs	—	(14,910)
Payment of member distribution	(5,756,000)	—
Net cash provided by (used in) financing activities	(12,313,674)	847,284

Notes to Financial Statements are an integral part of this Statement.

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Net Increase (Decrease) in Cash	(8,370,452)	707,914

Cash and Cash Equivalents– Beginning of Period	8,786,477	9,068

Cash and Cash Equivalents– End of Period	$416,025	$716,982

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$395,810	$38

Noncash Investing and Financing Activities

Capital expenditures and construction in process funded by construction loan	$—	$4,916,471

Operating expenses funded by construction loan	$—	$1,200

Construction in process in grants receivable	$—	$205,096

Construction in process in accounts payable		$4,164,764

Debt issuance costs in accounts payable	$—	$671

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Unaudited Financial Statements

March 31, 2006 and 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2005, contained in the Company’s annual report on Form 10-KSB for 2005.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company extends credit to customers for sales of ethanol and distillers grain in the normal course of business. Credit is extended based on an on-going evaluation of a customer’s financial conditions and generally no collateral is required. If payment is not received on a timely basis in accordance with the Company’s credit terms it is considered past due. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses when required. At March 31, 2006, the Company believes all receivables are fully collectible and no allowance for doubtful accounts is deemed necessary.

Inventory

Inventory consists of raw materials, work in process, and finished goods. Corn is the primary raw material and along with other raw materials, is stated at the lower of average cost or market. Finished goods consist of ethanol and distillers grains produced, and are stated at the lower of first-in, first-out, (FIFO method) cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or estimated value. Depreciation is computed over estimated useful lives by the use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company reviews its property, plant and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Debt Issuance Costs

Costs associated with the issuance of the construction loan discussed in Note 3 are recorded as deferred loan costs, net of accumulated amortization. Loan costs are amortized to operations over the life of the term note using the effective interest method.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized as of March 31, 2006 at their fair market value. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

The Company has recorded a liability of $281,556 as of March 31, 2006. The Company has also recorded a combined realized and unrealized loss on derivative instruments of $379,025 related to its derivative contracts for the three months ended March 31, 2006 and a gain of $164,545 recorded during the three month period ended March 31, 2005. As the Company had not commenced operations as of March 31, 2005, the gains were included in other income and reclassed to cost of sales after operations began in the second quarter of 2005. The Company is required to maintain cash balances at its broker related to derivative instrument positions. At March 31, 2006, restricted cash totaled $67,850 and is not included in the cash and cash equivalents on the balance sheet or the statements of cash flows.

Grants

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the cost of the asset upon complying with the conditions of the grant.

Government Incentive Payments

For the first quarter ended March 31, 2006 the Company recorded as other income $287,084 from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  The Company was not eligible for Bioenergy Program payments prior to commencement of production in May 2005.

Fair Value of Financial Instruments

The carrying value of cash and equivalents and restricted cash approximates their fair value.

The Company believes the carrying amount of derivative instruments approximates fair value based on current market prices.

It is not currently practicable to estimate fair value of the notes payable to the lending institution. Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Note 3, there are no readily determinable similar instruments on which to base an estimate of fair value.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

2. INVENTORY

Inventory consists of the following at March 31, 2006:

Raw materials	$537,820
Work in process	167,676
Finished Goods	913,222
Total	$1,618,718

3. BANK FINANCING

On February 26, 2004 the Company closed on a construction loan from a financial institution.  The construction loan for $33,024,200 was converted on July 15, 2005 into two loans with the first loan a $4,000,000 revolving loan and the second with a $29,024,200 term loan.  The term of the loans is five years with a ten-year amortization.  The term loan was converted under the variable rate option at an initial rate of 6.96% and adjusted on the first of each month to a rate of 7.32% as of March 31, 2006. The funds or a portion thereof can be converted to a fixed rate at anytime as prescribed in the loan agreement. As of March 31, 2006, the Company had outstanding debt of $16,523,889, on the term loan and outstanding debt of $1,398,094 on the revolving loan. The Company pays 0.50% interest on the unused portion of the revolving loan instrument.

On March 9, 2006 the Company amended its Amended and Restated Construction and Revolving Loan Agreement dated February 17, 2005 with AgStar Financial Services, PCA. The Second Amended and Restated Construction and Revolving Loan Agreement increased the revolving commitment amount to $9,000,000 and amends the revolving note to be payable in full on July 1, 2010. In addition, the Company requested that $5,000,000 of the new term revolver be applied as a special principal payment against the Company’s existing term loan.

There is an annual facility fee of $40,000 beginning at the conversion of the construction loan to the facility term note and upon each anniversary for four years.  If any of the senior debt is prepaid in whole or in part, within three years following the date of the agreement; a prepayment penalty applies except as allowed for in the March 9, 2006 amendment. Prepayment penalties of 3%, 2% and 1% of the amount prepaid will apply in the first, second and third year, respectively.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow.  The Company has not violated any financial debt covenants during the three months ending March 31, 2006 or in the year 2005 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote. The loan is secured by substantially all the Company’s assets.

On March 8, 2006 the Board approved a proposal from a lender to refinance the existing term debt and revolving loan commitment at a fixed rate of 7.40% for five years with a ten year amortization. However they have not yet entered into any definitive agreements for this debt financing.

Long term debt consists of the following:

March 31, 2006

Bank Financing	$16,523,889

Less: amounts due within one year	2,994,772

Totals	$13,529,117

The estimated maturities of long term debt at March 31, 2006 are as follows:

2006	$2,994,772
2007	3,224,135
2008	3,475,563
2009	3,744,262
2010	3,085,157
Total	$16,523,889

4.  RELATED PARTY TRANSACTIONS

In the three months ending March 31, 2006 and March 31, 2005, the Company had incurred $12,532 and $14,722, respectively, in director fees and related expense. Included in accounts payable at March 31, 2006 and March 31, 2005 is $4,400 to ten members and $3,748 to eight members, respectively.

5.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units. The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

As of March 31, 2006 and March 31, 2005 the Company had 28,780 units outstanding. On February 10, 2006, our directors declared a cash distribution of $200 per membership unit of record at the close of business on February 10, 2006. The distribution totaled $5,756,000 and was distributed to our members in March 2006.

6.  COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At March 31, 2006, the Company had forward corn purchase contracts totaling approximately 13,000,000 bushels for various delivery periods from April 2006 to November 2008 of which approximately 40% are with members. The prices on these contracts range from $1.91 to $2.63 per bushel or have a basis level established by the CBOT futures between $-0.10 and $-0.29. At March 31, 2006, the Company had forward contracts to purchase approximately 603,200 million British thermal units (MMBTU) of natural gas during the months of April through October 2006 at an average price of approximately $7.73 per MMBTU.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Overcapacity within the ethanol industry;
•	Actual ethanol and distillers grains production varying from expectations;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Changes in the price and market for ethanol and distillers grains;
•	Our ability to market and our reliance on third parties to market our products;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
• national, state or local energy policy;
• federal ethanol tax incentives;
• legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;
• state and federal regulation restricting or banning the use of MTBE; or
• environmental laws and regulations that apply to our plant operations and their enforcement;
•	Changes in the weather or general economic conditions impacting the availability and price of corn and natural gas;
•	Total U.S. consumption of gasoline;
•	Fluctuations in petroleum prices;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Costs of construction and equipment;
•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging strategies;
•	Changes in interest rates or the availability of credit;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes and advances in ethanol production technology;
•	Competition from alternative fuels and alternative fuel additives.
•	Other factors described elsewhere in this report.

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

We are subject to industry-wide factors that affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell ethanol and distillers grain and the costs related to their production. Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. Surplus ethanol supplies also tend to put downward price pressure on ethanol. In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Surplus grain supplies also tend to put downward price pressure on distillers grains. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state and/or local level; and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas. Both of these costs are affected by factors largely out of our control. The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather. Natural gas prices fluctuate with the energy complex in general. Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil. Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

Financial summary and Analysis of the three month period ended March 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2006 and 2005:

	Quarter Ended March 31, 2006 (Unaudited)		Quarter Ended March 31, 2005 (Unaudited)
	Amount	%	Amount	%
Income Statement Data
Revenues	$22,756,555	100.0	$—	100.0

Cost of Goods Sold	$17,428,968	76.6	$—

Gross Profit	$5,297,587	23.3	$—

Operating Expenses	$570,211	2.5	$365,107

Operating Income	$4,727,376	20.8	$(365,107)

Other Income (Expense)	$(23,956)	(0.1)	$240,158

Net Income (Loss)	$4,703,420	20.7	$(124,949)

Revenues. Revenues from operations for the three month period ended March 31, 2006 totaled approximately $22,756,555 resulting from the sale of ethanol and distillers grains. In the three month period ended March 31, 2006, ethanol comprised 88.3 percent of our sales and DDGS comprised 11.7 percent of our sales. As of the quarter ended March 31, 2005, we had not engaged in ethanol production.  As a result, we were not generating revenue in the quarter ending March 31, 2005.

Ethanol prices, which experienced a seasonal decline in the fourth quarter of 2005, started rising again in the three month period ending March 31, 2006. Management currently expects short-term ethanol prices to remain higher in the short-term than historical averages. However, management believes the industry will need to continue to grow demand in order to sustain these higher price levels. According to the Renewable Fuels Association, as of April 27, 2006 there were 97 ethanol plants in operation nationwide with the capacity to produce more than 4.4 billion gallons annually, with an additional 35 new plants and nine expansions under construction expected to add an additional estimated 2.2 billion gallons of annual production capacity. Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur. If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs fail to remain low and stable. Areas where demand for ethanol may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas.

Our revenues and profits are impacted by federal ethanol supports and tax incentives, such as VEETC and RFS. Changes to these supports or incentives could significantly impact demand for ethanol. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets. In addition, the most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a Renewable Fuels Standard (“RFS”) which is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.

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

Since the current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term.  For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%.  Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase thus increasing the overall demand for ethanol.  This could positively affect our earnings. However, the RFS increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term.  A greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol especially if supply outpaces demand.  This would negatively impact our earnings.

Demand for ethanol may remain strong as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 5 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year. The American Coalition for Ethanol reports that there are currently approximately 600 retail gasoline stations supplying E85. However, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.

The sales price for our distillers grains has remained relatively unchanged in the three month period ended March 31, 2006. The price of distillers grains was largely due to a decrease in the price of corn and soybeans, which are the components of distillers grains’ principal competition in the feed markets, namely corn and soybean meal. The lower corn and soybean prices were the result of an abundant supply of grains and feed protein due to a large grain harvest in 2005, the second largest on record, and a large grain carryout in 2006. Distillers grains prices are expected to remain low in the foreseeable future unless the price of corn and soybean meal increases.

Our production and shipment of modified wet distillers grains increased over the three month period ending March 31, 2006 resulting in increased revenues.

Cost of Goods Sold. Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses and energy expenses (natural gas and electricity). Cost of goods sold for the three month period ended March 31, 2006 totaled approximately $17,428,968. As of the quarter ended March 31, 2005, we had not engaged in ethanol production.  As a result, we did not have any cost of goods sold in the three month period ending March 31, 2005.

The 2005 national corn crop was the second largest on record with national production at approximately 11.11 billion bushels, exceeded only by the 2004 crop (at approximately 11.8 billion bushels).  This resulted in lower corn prices in the fourth quarter of 2005 and lower cost of goods sold. In the three month period ended March 31, 2006 however our cost of goods sold increased due to an increase in the cost of corn. An increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices. Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”. This increased exposure on ethanol has placed upward pressure on the corn prices. Any increase in the price of corn would have a negative impact on our cost of goods sold. In addition, we expect the grain market to begin focusing on prospects for the 2006 crop, where variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.  Recently, many market analysts are predicting lower U.S. corn acreage this year due to higher fertilizer prices caused by high natural gas prices, decreased domestic fertilizer production and increased global demand for fertilizers.  Although carryout supplies for 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn.

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 122,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages. The prices are increasing our costs of production.  Although natural gas prices trended lower in the three month period ended March 31, 2006, we expect natural gas prices to remain high or increase given the unpredictable market situation.  This could increase our gas costs substantially, which will adversely impact our cost of goods sold. We have secured a marketing firm and energy consultant for our natural gas and will work with them on an on-going basis to mitigate our exposure to volatile gas prices.

Cost of goods sold includes a loss of $379,025 for the three month period ending March 31, 2006 related to our corn and natural gas derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses. Operating expenses for the three month period ended March 31, 2006 totaled approximately $570,211. Operating expenses for the three month period ended March 31, 2005, totaled $365,107.  The increase in operating expenses from the three month period ended March 31, 2005 to the three month period ended March 31, 2006 was primarily due to the fact that we were not yet producing ethanol in the three month period ended March 31, 2005.

Operating Income. Operating income for the three month period ended March 31, 2006 totaled approximately $4,727,376. As of the three month period ended March 31, 2005, we were not yet operational. As a result, we incurred an operating loss of $365,107 in the three month period ending March 31, 2005.

Other Income (Expense). Our other income and expense for the three month period ended March 31, 2006 was an expense of $23,956. The expense was primarily due to $395,810 in interest expense, partially offset by $67,456 of interest income and $287,084 of the USDA Commodity Credit Corporation Bioenergy Program payments.

Payments under the Bioenergy Program are based upon increases in ethanol production relative to previous years.  Due to the fact we only had a partial year of operation in fiscal year 2005, we received additional program payments in fiscal year 2006.  However, based upon the reductions in Bioenergy Program payments made during 2005, we do not expect to receive the maximum award of $7.5 million. The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  In addition, the accrued income from the Bioenergy Program is significantly less than the amount we are eligible for based on our production.  This reduction is attributed to an increase in the number of eligible participants in the program, which reduces our share of the payments.  We do not anticipate receiving unpaid amounts for past pro rata reductions.  The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  The Bioenergy Program was scheduled to expire on September 30, 2006. Funding for the program is subject to an annual apportionment. See “Bioenergy Program Payments” below. However, the CCC recently announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006.

Financial Condition for the Three Months Ended March 31, 2006.

Assets totaled $57,212,841 on March 31, 2006. Current assets totaled $7,783,813 on March 31, 2006. Current liabilities totaled $7,828,641 on March 31, 2006. Long term debt, net of current maturities, totaled $13,529,117 on March 31, 2006. Although the current ratio is less than one, we expect to be able to satisfy all our obligations through cash flow from operations.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005
Net cash from operating activities	$4,123,714	$313,883
Net cash (used for) investing activities	$(180,492)	$(453,253)
Net cash provided by (used for) financing activities	$(12,313,674)	$847,284

Cash Flow From Operations

The increase in net cash flow provided from operating activities for the three months ended March 31, 2006 compared to three months ended March 31, 2005 was primarily due to our plant being operational in the three month period ended March 31, 2006.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

The decrease in net cash flow used in investing activities for the three months ended March 31, 2006 compared to same period in 2005 was primarily due the absence of construction costs in the three month period ended March 31, 2006.

Management estimates that approximately $2,000,000 in capital expenditures will be made in the next twelve months for general improvements, all of which are expected to be financed from a portion of cash flows from operations and additional debt financing.

On January 9, 2006, the Board of Directors approved plans to proceed with the installation of an E85 blend station. The cost of the project is expected to be approximately $65,000, which will be financed using our operating cash flow to fund the required capital expenditure.   The installation began in March 2006 and we anticipate that it will be completed by June 2006.

Cash Flow From Financing Activities.

We used cash to pay down our debt by $7,955,768 for the three months ended March 31, 2006 compared to $442 for the same period in 2005. During the three months ended March 31, 2006 we made a member distribution in the amount of $5,756,000.

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

As of March 31, 2006, we had outstanding debt of $16,523,889 and an interest rate of 7.32% on the converted term loan. As of March 31, 2006, we had an outstanding debt of $1,398,094 on the revolving loan.

On March 9, 2006 we amended our Amended and Restated Construction and Revolving Loan Agreement dated February 17, 2005 with AgStar Financial Services, PCA. The Second Amended and Restated Construction and Revolving Loan Agreement increased the revolving commitment amount to $9,000,000 and amends the revolving note to be payable in full on July 1, 2010. In addition, we requested that $5,000,000 of the new term revolver be applied as a special principal payment against our existing term loan.

There is an annual facility fee of $40,000 beginning at the conversion of the construction loan to the facility term note and upon each anniversary for four years. If any of the senior debt is prepaid in whole or in part, within three years following the date of the agreement; a prepayment penalty applies except as allowed for in the March 9, 2006 amendment. Prepayment penalties of 3%, 2%, and 1% of the amount prepaid will apply in the first, second and third year, respectively.

These loans are subject to protective covenants requiring us to maintain various financial ratios and require additional loan payments based on excess cash flow. Specifically, the loans are subject to a covenant restricting membership distributions to 65% of the previous year’s net income less government incentive program payments. However, our senior lender waived this covenant and permitted us to distribute 76% of the previous year’s net income less government incentive program payments to our members in March 2006. The loan is secured by substantially all of the Company’s assets.

On March 8, 2006 our board of directors approved a proposal from a lender to refinance the existing term debt and revolving loan commitment at a fixed rate of 7.40% for five years with a ten year amortization. However we have not yet entered into any definitive agreements for this debt financing and there is no guarantee that we will be able to do so.

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

For the three months ended March 31, 2006, we recorded Bioenergy Program income of $287,084. Based upon the reductions in Bioenergy Program payments made during 2005, we do not expect to receive the maximum award of $7.5 million in 2006. On January 23, 2006, the USDA Farm Service Agency issued a letter outlining the funding factors for the Bioenergy Program for the government fiscal year 2006. The OMB apportioned the Bioenergy Program $60 million for the fiscal year 2006 and the apportionment includes a restriction that the funds may only be used during the 2006 fiscal year. This same restriction has applied for the last three fiscal year program apportionments. As a result of this restriction, $34.5 million of the $60 million apportionment was used for the fourth quarter fiscal year 2005 payments leaving only $25.5 million available for the first three quarters of fiscal year 2006, or $8.5 million per quarter. The program payment limitation remains at five percent of the program’s available funding, $1.275 million for 2006.

Based upon the recent increase in national ethanol production and the funding factors outlined above, we anticipate a pro rata reduction in aggregate payments to all eligible producers. We anticipate the pro rata reduction to be in the range of 10% to 15%. Thus we do not expect to receive the maximum award of $7.5 million. We estimate an additional $100,000 to be received in 2006. In addition, the Bioenergy Program was scheduled to expire on September 30, 2006. However, the CCC recently announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006

Member Distribution

On February 10, 2006, our directors declared a cash distribution of $200 per membership unit of record at the close of business on February 10, 2006. The distribution totaled $5,756,000 and was distributed to our members in March 2006.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Item 3.           Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), J.F. Robertson, along with our Chief Financial Officer, (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Exhibit

10.1

Second Amended and Restated Construction and Revolving Loan Agreement dated March 1, 2006. Filed as Exhibit 99.1 to registrant’s report on Form 8-K (Commission File 000-50733) filed March 15, 2006 and incorporated by reference herein.

31.1	Certificate pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	May 15, 2006	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2006	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)