Form 10QSB
period 2006-06-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2006-08-14
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2006

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from _______ to _________

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

☐  Yes                            ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of August 11, 2006 there were 28,780 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):                      ☐  Yes                   ☒  No

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

June 30,
2006
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,476,079
Restricted cash	448,354
Trade account receivable	5,462,155
Federal program receivables	105,039
Prepaid expenses and other assets	553,293
Inventory	1,670,233

Total current assets

17,715,153

Property, Plant and Equipment
Land and land improvements	5,747,366
Office equipment	399,365
Administration building	467,631
Plant and process equipment	46,916,988
Total property, plant and equipment	53,531,350
Less accumulated depreciation	5,353,821
Net property, plant and equipment	48,177,529

Total Assets

$65,892,682

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

June 30,
2006
(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,098,829
Accounts payable	2,242,615
Derivative instruments	280,969
Accrued liabilities	175,377
Total current liabilities	3,797,790

Long-Term Debt, less current maturities	14,941,547

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 28,780 units outstanding	47,153,345

Total Liabilities and Members’ Equity	$65,892,682

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$30,483,354	$10,109,672

Cost of Goods Sold	17,680,454	9,544,572

Gross Profit	12,802,900	565,100

Operating Expenses	595,926	451,510

Operating Income	12,206,974	113,590

Other Income (Expense)
Grant income	—	112,201
Interest income	30,561	—
CCC Bio-Energy income	85,008	800,322
Interest expense	(521,045)	(283,358)
Miscellaneous income (expense)	(503,236)	7,296
Total other income (expense), net	(908,712)	636,461

Net Income	$11,298,262	$750,051

Net Income Per Unit (28,780 units outstanding)	$392.57	$26.06

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statement of Operations

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

Revenues	$53,209,909	$10,109,672

Cost of Goods Sold	35,109,422	9,380,028

Gross Profit	18,100,487	729,644

Operating Expenses	1,166,137	816,617

Operating Income (Loss)	16,934,350	(86,973)

Other Income (Expense)
Grant income	—	187,852
Interest income	98,017	—
CCC Bio-Energy income	372,092	800,322
Interest expense	(916,855)	(283,396)
Miscellaneous income (expense)	(485,922)	7,296
Total other income (expense), net	(932,668)	712,074

Net Income	$16,001,682	$625,101

Net Income Per Unit (28,780 units outstanding)	$556.00	$21.72

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net Income

	$16,001,682	$625,101
Adjustments to reconcile net income (loss) to net cash used in operations:

Depreciation and amortization

	2,406,427	741,733

Write-off of debt issuance costs

	519,406	—

(Gain)/loss on derivative instruments

	855,526	(247,929)

Grant income

	—	(187,852)

Changes in assets and liabilities:

Restricted Cash

	(368,074)	—

Derivative instruments

	(663,363)	360,130

Accounts receivable

	(1,880,494)	(3,827,751)

Inventory

	(259,486)	(1,527,881)

Prepaid expenses

	(41,353)	(244,244)

Accounts payable

	(837,506)	1,981,771

Accrued liabilities

	(184,268)	108,129
Net cash provided by (used in) operating activities	15,548,497	(2,218,793)

Cash Flows from Investing Activities
Capital expenditures	(663,614)	(55,770)
Payments for construction in process	—	(647,801)
Net cash used in investing activities	(663,614)	(703,571)

Cash Flows from Financing Activities
Proceeds from grants for operating expenses	—	218,637
Proceeds from grants for capital expenditures	—	283,905
Proceeds from revolving line of credit	—	780,426
Proceeds from construction loan	—	2,542,012
Payments for long term debt	(8,439,281)	(86,894)
Payments for debt issuance costs	—	(18,393)
Payment of member distribution	(5,756,000)	—
Net cash provided by (used in) financing activities	(14,195,281)	3,719,693

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows (continued)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

Net Increase in Cash and Cash Equivalents	689,602	797,328

Cash and Cash Equivalents— Beginning of Period	8,786,477	9,068

Cash and Cash Equivalents— End of Period	$9,476,079	$806,396

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$916,855	$97

Noncash Investing and Financing Activities

Refinancing of long-term debt	$16,040,376	$—

Capital expenditures and construction in process funded by construction loan	$—	$8,368,571

Operating expenses funded by construction loan	$—	$3,000

Capital Expenditures in Grants Receivable	$—	$200,750

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Notes to Unaudited Financial Statements

June 30, 2006 and 2005

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

Debt Issuance Costs

Costs associated with the issuance of the construction loan discussed in Note 3 were recorded as deferred loan costs, net of accumulated amortization.  Loan costs were amortized to operations over the life of the term note using the effective interest method.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized as of June 30, 2006 at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

The Company has recorded a liability of $280,969 as of June 30, 2006.  The Company has also recorded a combined realized and unrealized loss on derivative instruments of $855,526 related to its derivative contracts for the six months ended June 30, 2006 which includes a loss of $476,502 for the three month period ending June 30, 2006.  The Company recorded a combined realized and unrealized gain on derivative instruments of $247,929 related to its derivative contracts for the six months ended June 30, 2005 which includes a gain of $83,384 for the three month period ending June 30, 2005.  The Company is required to maintain cash balances at its broker related to derivative instrument positions.  At June 30, 2006, restricted cash totaled $448,354 and is not included in the cash and cash equivalents on the balance sheet or the statements of cash flows.

Government Incentive Payments

For the quarter and six month period ended June 30, 2006 the Company recorded as other income $85,008 and $372,092, respectively, from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  For the quarter and six month period ended June 30, 2005 the Company recorded as other income $800,322 from the Commodity Credit Corporation Bioenergy Program.  The Company was not eligible for Bioenergy Program payments prior to commencement of production in May 2005.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and restricted cash approximates their fair value.

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

2.  INVENTORY

Inventory consists of the following at June 30, 2006:

Raw materials	$725,032
Work in process	206,825
Finished Goods	738,376
Total	$1,670,233

3.              BANK FINANCING

On May 25, 2006 the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Fiancial Services, PCA.  The term debt consists of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and requires monthly payments based on a ten-year amortization beginning July 1, 2006.   As of June 30, 2006, the Company had outstanding debt of $16,040,376 on the term debt and did not have any borrowings on the revolving credit commitment. The Company has expensed the debt issuance costs associated with the initial debt with AgStar.  This amount totaled $519,406 and is included within miscellaneous income and expense.

There is an annual service fee of $10,000 for the revolving credit agreement and an annual facility fee of $20,000 beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  If the revolving line of credit is terminated prior to its maturity, the $10,000 annual service fee will no longer be incurred.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios.  The Company has not violated any financial debt covenants during the six months ending June 30, 2006 or in the year 2005 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote.  The loan is secured by substantially all the Company’s assets.

Long term debt consists of the following:

June 30, 2006
Bank Financing	$16,040,376
Less: amounts due within one year	1,098,829

Totals	$14,941,547

The estimated maturities of long term debt at March 31, 2006 are as follows:

2006	$1,098,829
2007	1,205,923
2008	1,302,541
2009	1,403,699
2010	1,444,892
Thereafter	9,584,492
Total	$16,040,376

4.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

As of June 30, 2006 and June 30, 2005 the Company had 28,780 units outstanding.

5.  COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At June 30, 2006, the Company had forward corn purchase contracts totaling approximately 13,000,000 bushels for various delivery periods from July 2006 to December 2008 of which approximately 40% are with members.  The prices on these contracts range from $2.05 to $2.60 per bushel or have a basis level established by the CBOT futures between $-0.16 and $-0.36.  At June 30, 2006, the Company had forward contracts to purchase approximately 541,650 million British thermal units (MMBTU) of natural gas during the months of July through December 2006 at an average price of approximately $7.51 per MMBTU.

6.  SUBSEQUENT EVENTS

On July 10, 2006 the Board of Directors of the Company approved a $200 per unit distribution to all members of record as of June 30, 2006 pending lender approval.  If the distribution is approved by the bank, the Company expects the distribution totaling $5,756,000 to be made in August or September of 2006.

Item 2. Management’s Discussion and Analysis and Plan of Operation

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

Results of Operations

Financial Summary and Analysis of the three month period ended June 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2006 and 2005:

	Quarter Ended June 30, 2006		Quarter Ended June 30, 2005
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$30,483,354	100.0	$10,109,672	100.0

Cost of Goods Sold	$17,680,454	58.0	$9,544,572	94.4

Gross Profit	$12,802,900	42.0	$565,100	5.6

Operating Expenses	$595,926	2.0	$451,510	4.5

Operating Income	$12,206,974	40.0	$113,590	1.1

Other Income (Expense)	$(908,712)	(3.0)	$636,461	6.3

Net Income	$11,298,262	37.0	$750,051	7.4

Revenues.  Revenues from operations for the three month period ended June 30, 2006 totaled $30,483,354.  In the three month period ended June 30, 2006 ethanol comprised 91% of our sales and DDGS comprised 9% of our sales.  Revenues from operations for the three month period ended June 30, 2005 totaled $10,109,672 of which ethanol comprised 87% of our sales and DDGS comprised 13%.  The increase in revenues from operations for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 is substantially a result of a 74% increase in the gallons of ethanol sold and an 81% increase in the price per gallon of ethanol.  The increase in the gallons sold is due primarily to the fact that we began operations in May of 2005, therefore our quarter ended June 30, 2005 reflected two months of revenue from operations.

Ethanol prices have continued to steadily rise from the average price for 2005 since the beginning of the year and through the three month period ending June 30, 2006.  Management currently expects short-term ethanol prices to remain higher in the short-term than historical averages.  However, management believes the industry will need to continue to grow demand in order to sustain these higher price levels.  According to the Renewable Fuels Association, as of July 26, 2006 there were 101 ethanol plants in operation nationwide with the capacity to produce more than 4.8 billion gallons annually, with an additional 36 new plants and seven expansions under construction expected to add an additional estimated 2.43 billion gallons of annual production capacity.  Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur.  If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs fail to remain low and stable.  Areas where demand for ethanol may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas.

Our revenues and profits are impacted by federal ethanol supports and tax incentives.  Changes to these supports or incentives could significantly impact demand for ethanol.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.  In addition, the Energy Policy Act of 2005 creates a Renewable Fuels Standard (“RFS”) which is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  The RFS allows refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.

On December 28, 2005, the EPA released interim rules governing the implementation of the 2006 RFS requirement.  The EPA’s interim rule imposes a collective compliance approach, which means the requirement for 2006 fuel use is determined in the aggregate rather than on a refiner-by-refiner basis.  The EPA adopted this approach for 2006 because current uncertainties regarding the RFS might result in unnecessarily high costs of compliance if each party was required to independently comply.  Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met.  However, in the unlikely event that the RFS is not met in 2006, the EPA expects to adjust the volume requirement in 2007 to cover the deficit.  There are no other consequences for failure to collectively meet the 2006 standard.  On June 16, 2006, the EPA implemented a direct final rule stating the default standard of 2.78% provided in the Act applies exclusively to calendar year 2006, and the collective compliance approach will likewise apply only to 2006.  For 2007 and beyond the EPA will determine and publish the applicable renewable fuel standard for each year and develop a renewable fuel standard credit trading program per statutory direction. This rule will specifically identify liable parties, lay out the compliance program including recordkeeping and reporting requirements, and delineate all elements of the credit trading program.  All these and many other issues impacting the full RFS program will be addressed in a subsequent EPA rulemaking and are not discussed in the direct final rule.

Since the current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term.  The majority of the ethanol produced is blended with gasoline at 10% or less, and is utilized as an oxygenate to make the fuel burn cleaner for the environment.  This fuel is required in many areas throughout the US, where air quality standards are difficult to maintain.  Methyl Tertiary Butyl Ether (M.T.B.E.) has been a more economical oxygenate source in the past, however, many M.T.B.E. producers and blenders have chosen to discontinue production or use of the product due to recent elimination of liability protection in the recent RFS requirement.  The rapid phase out of M.T.B.E. as an oxygenate has caused a sharp increase in demand for ethanol to supply the much larger oxygenate market.  For this reason, we are seeing ethanol trading at a premium to gasoline, when the ethanol is sold as blending stock.   At this time, approximately 50% of the M.T.B.E. market has been replaced with ethanol with the balance expected to be replaced in the near future.  A large portion of the rapid increase in the supply of ethanol is presently being absorbed in the oxygenate market, however, when we have met the demand of this market, the price of ethanol may be dictated by the alternative fuel prices.   If the supply of ethanol continues to increase due to the addition of plants and capacity and the demand is not able to maintain the same pace, there may be a negative impact on the price of ethanol and our earnings.

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

The sales price for our distillers grains has remained relatively unchanged in the three month period ended June 30, 2006.  The low price of distillers grains was largely due to an increase in local supplies of DDGS, and an increase in availability of other competing protein products, such as soybean meal and gluten feed.  Less local demand has increased our transportation costs associated with shipping DDGS longer distances, thus resulting in lower net back prices to the plant.  Distillers grains prices are expected to remain low in the foreseeable future as more plants come on line and additional product is available, unless the price of commodities increase substantially increasing the price of substitutes.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three month period ended June 30, 2006 totaled approximately $17,680,454.  Cost of good sold for the three month period ended June 30, 2005 totaled approximately $9,544,572.  We started ethanol production in May 2005. Therefore our three month period ending June 30, 2005 only reflected two months of operations.

Increased emphasis on alternative fuel sources and use of corn in the production of ethanol has put upward pressure on corn prices.  This resulted in higher corn prices as reflected in our cost of goods sold for the three month period ended June 30, 2006.   An increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices.  High natural gas prices increased fertilizer prices, which resulted in lower US corn acreage this year.  Lower US corn acreage has the potential to reduce supply and tighten stocks of corn moving forward.  Reduced planted acres of corn puts a higher responsibility on the average yield component in the production equation.  The weather is the single most important component in yield and could create substantial price volatility to corn prices throughout 2006. Although carryout supplies for 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn.  Should supplies of corn tighten, the market will react with higher prices to encourage producers to plant more acres to corn, and these higher prices will have a negative impact to our costs of goods sold.

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 122,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages. The prices are increasing our costs of production.  Although natural gas prices trended lower in the three month period ended June 30, 2006, we expect natural gas prices to remain high or increase given the unpredictable market situation.  This could increase our gas costs substantially, which will adversely impact our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas and will work with them on an on-going basis to mitigate our exposure to volatile gas prices.

Cost of goods sold includes a loss of $476,502 for the three month period ending June 30, 2006 related to our corn derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Operating expenses for the three month period ended June 30, 2006 totaled approximately $595,926.  Operating expenses for the three month period ended June 30, 2005, totaled $451,510.  The increase in operating expenses from the three month period ended June 30, 2006 to the three month period ended June 30, 2005 was primarily due to the fact that we began operations in May of 2005 therefore the three month period ended June 30, 2005 reflected two months of operating expenses.

Operating Income.  Operating income for the three month period ended June 30, 2005 totaled approximately $12,206,974.  Operating income for the three month period ended June 30, 2005 totaled approximately $113,590.  The increase in operating income for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 is substantially a result of a 74% increase in the gallons of ethanol sold and an 81% increase in the price per gallon of ethanol.  The increase in the gallons sold is due primarily to the fact that we began operations in May of 2005, therefore our quarter ended June 30, 2005 reflected two months of operating revenue.

Other Income (Expense).  Our other income and expense for the three month period ended June 30, 2006 was an expense of $908,712.  Other income and expense for the three month period ended June 30, 2005 was income of $636,461.  Our other income and expense items consist of USDA Commodity Credit Corporation (CCC) Bioenergy program payments, interest expense and the write-off of debt issuance costs.  The reason for the decline of other income and expense items in this second quarter of 2006 was the reduction in CCC Bioenergy program payments and the write-off of debt issuance costs.

Our USDA Commodity Credit Corporation Bioenergy Program payments were $85,008 for the three month period ended June 30, 2006.  Payments under the Bioenergy Program are based upon increases in ethanol production relative to the previous year.  Since we began operations in May of 2005, the increase in gallons as we begin our second year of operations is significantly less than our first year operations thus reducing the number of gallons eligible for payment.  The CCC recently announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006.    “See Bioenergy Program Payments” below.

Financial Summary and Analysis of the six month period ended June 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2006 and 2005:

	Six months Ended June 30, 2006		Six months Ended June 30, 2005
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$53,209,909	100.0	$10,109,672	100.0

Cost of Goods Sold	$35,109,422	66.0	$9,380,028	92.8

Gross Profit	$18,100,487	34.0	$729,644	7.2

Operating Expenses	$1,166,137	2.2	$816,617	8.0

Operating Income (Loss)	$16,934,350	31.8	$(86,937)	(0.8)

Other Income (Expense)	$(932,668)	(1.7)	$712,074	7.0

Net Income	$16,001,682	30.1	$625,101	6.2

Revenues.  Revenues from operations for the six month period ended June 30, 2006 and 2005 totaled $53,209,909 and $10,109,672, respectively.  The increase in revenues from the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to a strengthening in ethanol prices coupled with increased production levels.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenues were 66% and 92.8% for the six months ended June 30, 2006 and 2005, respectively.  The decrease in our cost of goods sold percentage is directly correlated to the increase in revenues.

Operating Expenses.  Our operating expenses as a percentage of revenues decreased to 2.2% from 8% for the six months ended June 30, 2006 and 2005.  Because the majority of our operating expenses are fixed, the percentage decrease is caused by the increase in total revenues from 2005 to 2006.

Operating Income.  Our income from operations increased from (0.8%) to 31.8% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.  Strong ethanol prices combined with increased production has caused our operating income to represent a larger percentage of revenues.

Other Income (Expense).  Our other income (expense) as a percentage of revenues was (1.7%) and 7.0% for the six months ended June 30, 2006 and 2005, respectively.  The change from income to expense is due in large part to the reduction in Bioenergy program payments we received in 2005 compared to 2006 as well as the write-off of debt issuance costs during the second quarter of 2006.  See “Bioenergy Program Payments” below.

Changes in Financial Condition for the Six Months Ended June 30, 2006.

Assets totaled $65,892,682 on June 30, 2006.  Current assets totaled $17,715,153 on June 30, 2006.  Current liabilities totaled $3,797,790 on June 30, 2006.  Long term debt, net of current maturities, totaled $14,941,547 on June 30, 2006.

Liquidity and Capital Resources

The following table shows cash flows for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30
	2006	2005
Net cash provided by (used in) operating activities	$15,548,497	$(2,218,793)
Net cash (used in) investing activities	$(663,614)	$(703,571)
Net cash provided by (used in) financing activities	$(14,195,281)	$3,719,693

Cash Flow From Operations

The increase in net cash flow provided from operating activities for the six months ended June 30, 2006 compared to six months ended June 30, 2005 was primarily due to our plant being operational for the entire six months in 2006 as compared to only two of the six months in 2005.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities

There was little change in our cash flow used in investing activities for the six months ended June 30, 2006 compared to same period in 2005.

Management estimates that approximately $2,000,000 in capital expenditures will be made in the next twelve months for general improvements, and an additional $35,000,000 for the fractionation and plant expansion project (see “Plant Expansion and Fractionation” below) all of which are expected to be financed from a portion of cash flows from operations and additional debt financing.

On June 19, 2006, the Board of Directors approved $6.7 million to proceed with Phase I of the plant expansion.  On July 10, 2006, the Board of Directors approved $11.4 million for the fractionation project. Both projects will be funded using cash generated from operations and additional debt financing.  Utilizing cash generated from operations may impact the ability to distribute future member distributions.  Our projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results.  We currently estimate the plant expansion and the fractionation projects to be complete by December 2007, however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at the expanded production levels by the end of 2007.

Cash Flow Used In Financing Activities.

We used cash to pay down our debt by $8,439,281 during the six months ended June 30, 2006 compared to $86,894 debt payment for the same period in 2005.  During the six months ended June 30, 2006 we made a member distribution in the amount of $5,756,000.

Short-Term and Long-Term Debt Sources

On May 25, 2006, we signed credit agreements with Farmers & Merchants Union Bank of Friesland, Wisconsin and refinanced our existing term debt and revolving loan commitment.  The credit facility is secured by substantially all of our assets.  The term loan of $16,040,376 is for five years with a ten-year amortization.  Payments on the term loan are paid in monthly installments including principal and interest.  The interest rate is fixed at 7.4% for both the term and revolving loan for 5 years.  Interest is due monthly on the revolving loan commitment.

As of June 30, 2006, we had outstanding debt of $16,040,376 on the term debt and did not have any borrowings on the revolving loan.

There is an annual facility fee of $20,000 beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  There is an additional $10,000 annual service fee for the revolving credit agreement which can be terminated prior to its maturity and discontinue the service fee.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners equity is to be at least 45% and maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   On June 25, 2006, Farmers & Merchants Union Bank approved our August 2006 membership distribution totaling $5,756,000.  We have not violated any financial debt covenants during the six month period ended June 30, 2006.  The loan is secured by substantially all of the Company’s assets.

Bioenergy Program Payments

We have enrolled in the USDA Commodity Credit Corporation’s Bioenergy program.  Under the USDA CCC Bioenergy program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer may receive more than $7.5 million under the program. Because we qualified as an eligible producer and annually utilize at least 15 million bushels of corn in the increased production of ethanol, we could have potentially received the maximum award of $7.5 million.  However, the Commodity Credit Corporation awarded only $100 million annually for fiscal years 2005 through 2006, and any award applied by us may be reduced based upon the volume of applications from other eligible producers.

For the three months ended June 30, 2006, we recorded Bioenergy Program income of $85,008.  The Bioenergy Program was scheduled to expire on September 30, 2006.  However, the CCC recently announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006 therefore we do not anticipate any more revenue from the program.

Plant Expansion and Fractionation Project

We have engaged an engineering firm to develop a plan to increase the design capacity to 80 million gallons of production annually.  The plant is currently producing at an annual rate of 50 million gallons after its first year of operations.  The scope of the project being studied will include shipping and receiving capacity increases, the first of which is already under construction, plant processing capacity increases, additional product storage, and logistics improvements.  If the feasibility study and engineering study come back positive, we plan to expand production capacity to 60 million gallons per year by the end of 2006, and 80 million gallons by the end of 2007.  However, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at expanded production levels by these dates.

On June 19, 2006, the board approved $6,700,000 for Phase I of the expansion.  Phase I entails increasing the cook and fermentation systems by 8 to 10 million gallon per year capacity.  Phase II involves down stream capacity expansion and will increase production capacity by 20 million gallons.  The estimated cost of Phase II is approximately $8.3 million.  We are in the process of applying with the Wisconsin Department of Natural Resources (DNR) for our construction permit which must be issued before we begin construction.  There is no guarantee the Wisconsin DNR will issue our construction permit.

On July 10, 2006 the board approved $11,400,000 for the Fractionation project.  Fractionation is a process that separates the corn kernel into separate components prior to fermentation, allowing a purer stream of starch for fermentation, requiring less water and energy, and producing a higher throughput of ethanol.  This specific process of fractionation uses new technology and there is no guarantee we will be able to increase our throughput or reduce our energy costs.

We expect to finance the plant expansion and fractionation through a combination of earnings from operation and additional debt financing.  This could change our ability to make member distributions as they have occurred in the past.  There is no assurance or guarantee that we will be able to finance the projects as anticipated.

Distribution to Unit Holders

On July 10, 2006, our directors declared a cash distribution of $200 per membership unit of record at the close of business on June 30, 2006.  The distribution totals $5,756,000 and will be distributed to our members in August 2006.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Item 3.    Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), J.F. Robertson, along with our Chief Financial Officer, (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of members was held on April 22, 2006 for the purpose of electing ten (10) directors.  Votes were solicited in person and by proxy.  For the matter on which votes were entitled to be cast, there were no broker non-votes.  The inspector of elections inspected and counted the ballots and announced that the current directors were re-elected for their prospective terms and the existing board of directors was re-elected.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	August 14, 2006	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2006	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)