Form 10QSB
period 2006-09-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2006-11-14
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2006

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

☐ Yes        ☒ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of November 6, 2006 there were 28,780 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐ Yes        ☒ No

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

September 30,
ASSETS	2006
(Unaudited)
Current Assets
Cash and cash equivalents	$16,070,446
Restricted cash	462,900
Derivative Instruments	562,900
Trade account receivable	4,774,551
Prepaid expenses and other assets	559,158
Inventory	1,587,034
Total current assets	24,016,989

Property, Plant and Equipment
Land and land improvements	5,806,181
Office equipment	429,734
Administration building	487,598
Plant and process equipment	47,065,473
Construction in Process	334,253
Total property, plant and equipment	54,123,239
Less accumulated depreciation	6,576,872
Net property, plant and equipment	47,546,367

Other Assets
Investment	100,000
Total other assets	100,000

Total Assets	$71,663,356

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheet

September 30,
LIABILITIES AND MEMBERS' EQUITY	2006
(Unaudited)
Current Liabilities
Current maturities of long-term debt	$1,143,183
Accounts payable	1,759,161
Accrued liabilities	909,535
Total current liabilities	3,811,879

Long-Term Debt, less current maturities	14,649,978

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 28,780 units outstanding	53,201,499

Total Liabilities and Members’ Equity	$71,663,356

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$29,933,748	$21,893,544
Cost of Goods Sold	17,418,804	16,890,315
Gross Profit	12,514,944	5,003,229
Operating Expenses	606,529	547,208
Operating Income	11,908,415	4,456,021
Other Income (Expense)
Interest income	169,203	10,416
CCC Bio-Energy income	21,244	1,367,862
State of Wisconsin incentive program income	—	475,000
Interest expense	(297,093)	(550,305)
Miscellaneous income	2,385	9,492
Total other income (expense), net	(104,261)	1,312,465
Net Income	$11,804,154	$5,768,486
Net Income Per Unit (28,780 units outstanding)	$410.15	$200.43
Distributions Per Unit	$200.00	$—

Notes to Condensed Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statement of Operations

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$83,143,657	$32,003,216
Cost of Goods Sold	52,528,226	26,270,343
Gross Profit	30,615,431	5,732,873
Operating Expenses	1,772,666	1,363,825
Operating Income	28,842,765	4,369,048
Other Income (Expense)
Grant income	—	187,852
Interest income	267,220	10,416
CCC Bio-Energy income	393,336	2,168,184
State of Wisconsin incentive program income	—	475,000
Interest expense	(1,213,948)	(833,701)
Miscellaneous income (expense)	(483,537)	16,788
Total other income (expense), net	(1,036,929)	2,024,539
Net Income	$27,805,836	$6,393,587
Net Income Per Unit (28,780 units outstanding)	$966.15	$222.15
Distributions Per Unit	$400.00	$—

Notes to Condensed Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$27,805,836	$6,393,587
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,629,478	1,850,212
Write-off of debt issuance costs	519,406	—
(Gain)/loss on derivative instruments	348,674	(62,010)
Grant income	—	(187,852)
Changes in assets and liabilities:
Restricted Cash	(382,620)	(79,214)
Derivative instruments	(1,000,380)	433,111
Accounts receivable	(1,170,031)	(5,304,381)
Inventory	(176,287)	(1,420,752)
Prepaid expenses	34,962	(316,361)
Accounts payable	(1,034,067)	2,301,722
Accrued liabilities	262,997	493,713
Net cash provided by operating activities	28,837,968	4,101,775

Cash Flows from Investing Activities
Capital expenditures	(921,250)	(1,066,738)
Payments for construction in process	(334,253)	—
Payments for Investments	(100,000)	—
Net cash used in investing activities	(1,355,503)	(1,066,738)

Cash Flows from Financing Activities
Proceeds from grants for operating expenses	—	218,637
Proceeds from grants for capital expenditures	—	443,905
Proceeds from construction loan	—	2,542,012
Payments for long term debt	(8,686,496)	(1,099,443)
Payments for debt issuance costs	—	(59,119)
Payment of member distribution	(11,512,000)	—
Net cash provided by (used in) financing activities	(20,198,496)	2,045,992

Notes to Condensed Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows (continued)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net Increase in Cash and Cash Equivalents	7,283,969	5,081,029
Cash and Cash Equivalents— Beginning of Period	8,786,477	9,068
Cash and Cash Equivalents— End of Period	$16,070,446	$5,090,097
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$1,213,949	$662,582
Noncash Investing and Financing Activities
Refinancing of long-term debt	$16,040,376	$—
Capital expenditures and construction in process funded by construction loan	$—	$8,368,571
Operating expenses funded by construction loan	$—	$3,000
Capital Expenditures in Grants Receivable	$—	$40,750

Notes to Condensed Financial Statements are an integral part of this Statement

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Notes to Unaudited Financial Statements

September 30, 2006 and 2005

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

Nature of Business

United Wisconsin Grain Producers LLC (a Wisconsin limited liability company) is a 40 million gallon ethanol plant located near the town of Friesland in the township of Randolph, Wisconsin.  The company sells its production of ethanol and distillers grains, a co-product of ethanol production, within the United States, and in the case of distillers grains, overseas.

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

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized as of September 30, 2006 at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

The Company has recorded an asset of $562,900 as of September 30, 2006.  The Company has also recorded a combined realized and unrealized loss on derivative instruments of $348,674 related to its derivative contracts for the nine months ended September 30, 2006 which includes a gain of $506,853 for the three month period ending September 30, 2006.  The Company recorded a combined realized and unrealized gain on derivative instruments of $62,010 related to its derivative contracts for the nine months ended September 30, 2005 which includes a loss of $185,919 for the three month period ending September 30, 2005.  The Company recognizes the gains or losses that result from the changes in the value of its derivative instruments in cost of goods sold as the changes occur.  The Company is required to maintain cash balances at its broker related to derivative instrument positions.  At September 30, 2006, restricted cash totaled $462,900 and is not included in the cash and cash equivalents on the balance sheet or the statements of cash flows.

Government Incentive Payments

For the quarter and nine month period ended September 30, 2006 the Company recorded as other income $21,244 and $393,336, respectively, from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  For the quarter and nine month period ended September 30, 2005 the Company recorded as other income $1,367,862 and $2,168,184, respectively, from the Commodity Credit Corporation Bioenergy Program.  The Company was not eligible for Bioenergy Program payments prior to commencement of production in May 2005.  The Commodity Credit Corporation Bioenergy Program was terminated on June 30, 2006.

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

2.  INVENTORY

Inventory consists of the following at September 30, 2006:

Raw materials	$745,539
Work in process	282,676
Finished Goods	558,819
Total	$1,587,034

 3.  BANK FINANCING

On May 25, 2006 the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA.  The term debt consists of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and requires monthly payments based on a ten-year amortization beginning July 1, 2006.   As of September 30, 2006, the Company had outstanding debt of $15,793,161 on the term debt and did not have any borrowings on the revolving credit commitment.

There is an annual service fee of $10,000 for the revolving credit agreement and an annual facility fee of $20,000 for the term loan beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  If the revolving line of credit is terminated prior to its maturity, the $10,000 annual service fee will no longer be incurred.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios.  The Company has not violated any financial debt covenants during the nine months ending September 30, 2006 or in the year 2005 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote.  The loan is secured by substantially all the Company’s assets.

Long term debt consists of the following:

September 30, 2006
Bank Financing	$15,793,161
Less: amounts due within one year	1,143,183
Totals	$14,649,978

The estimated maturities of long term debt at September 30, 2006 are as follows:

2006	$1,143,183
2007	1,228,872
2008	1,327,329
2009	1,430,412
2010	10,663,365
Total	$15,793,161

4.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

As of September 30, 2006 and September 30, 2005 the Company had 28,780 units outstanding.

5.  COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At September 30, 2006, the Company had forward corn purchase contracts totaling approximately 12,000,000 bushels for various delivery periods from October 2006 to December 2008 of which approximately 40% are with members.  The prices on these contracts range from $2.00 to $3.13 per bushel or have a basis level established by the CBOT futures between $-0.16 and $-0.36.  At September 30, 2006, the Company had forward contracts to purchase approximately 293,500 million British thermal units (MMBTU) of natural gas during the months of October through December 2006 at an average price of approximately $7.32 per MMBTU.

Plant Expansion

The Company has engaged an engineering firm to design the plant expansion to double the name-plate capacity of the plant.  The required air permit application has been submitted by the Company to the regulatory agency.  Project costs through September 30, 2006 were approximately $334,000 and are expected to total approximately $43.1 million, which includes a fractionation system.

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
•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

-   national, state or local energy policy;

-   federal ethanol tax incentives;

-   legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;

-   state and federal regulation restricting or banning the use of MTBE; or

-   environmental laws and regulations that apply to our plant operations and their enforcement;

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the initial purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland, Wisconsin.   Since May 2005, we have been engaged in the production of ethanol and distillers grains. Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States and in the case of distillers grains, shipments overseas.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating and financial performance.  Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward price pressure on ethanol.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, the season, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, seasonal fluctuations, the price of substitute livestock feed, such as corn and soybean meal and other animal feed proteins.  Surplus grain supplies tend to put downward price pressure on distillers grains.  In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who purchase and distribute our products; the intensely competitive nature of our industry; possible legislative changes at the federal, state and/or local level; changes in federal ethanol tax incentives; and the rapid growth in ethanol production capacity.

Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself is expected to increase the average price of corn as demand for corn continues to rise.  Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the source areas and pipeline capacity.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher or remain above previous averages due to the high price of alternative fuels such as fuel oil.  Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

Financial Summary and Analysis of the three month period ended September 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2006 and 2005:

	Quarter Ended		Quarter Ended
	September 30, 2006		September 30, 2005
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$29,933,748	100.0	$21,893,544	100.0
Cost of Goods Sold	$17,418,804	58.2	$16,890,315	77.1
Gross Profit	$12,514,944	41.8	$5,003,229	22.9
Operating Expenses	$606,529	2.0	$547,208	2.5
Operating Income	$11,908,415	39.8	$4,456,021	20.4
Other Income (Expense)	$(104,261)	(0.3)	$1,312,465	6.0
Net Income	$11,804,154	39.5	$5,768,486	26.3

Revenues.  Revenues from operations for the three month period ended September 30, 2006 totaled $29,933,748.  In the three month period ended September 30, 2006 ethanol comprised 91% of our sales and DDGS comprised 9% of our sales.  Revenues from operations for the three month period ended September 30, 2005 totaled

$21,893,544 of which ethanol comprised 87% of our sales and DDGS comprised 13%.  The increase in revenues from operations for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 is substantially a result of a 39% increase in the price per gallon of ethanol.

Although ethanol prices have continued higher than historical averages the prices have trended lower throughout this quarter since their peak in July.  Management currently expects short-term ethanol prices to remain higher than historical averages.  However, management believes the industry will need to continue to grow demand in order to sustain these higher price levels.  According to the Renewable Fuels Association, as of October 26, 2006 there were 106 ethanol plants in operation nationwide with the capacity to produce more than 5.0 billion gallons annually, with an additional 46 new plants and seven expansions under construction expected to add an additional estimated 3.5 billion gallons of annual production capacity in the next 12 to 18 months.  Unless the new supply is equally met with increased demand, downward pressure on ethanol prices could occur.  If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs rise.  Areas where demand for ethanol may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas.

Our revenues and profits are impacted by federal ethanol supports and tax incentives.  Changes to these supports or incentives could significantly impact demand for ethanol.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.  In addition, the Energy Policy Act of 2005 creates a Renewable Fuels Standard (“RFS”) which is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol, at least up to the 7.5 billion gallon mandate required by 2012.  The RFS allows refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.

On September 7, 2006, the EPA proposed rules to govern the implementation of the 2006 RFS requirement.  The new regulation proposes that 3.71% of all gasoline sold or dispensed to U.S. motorists in 2007 be renewable fuel.  In December 2005, the EPA issued a rule implementing the Energy Policy Act’s default standard of 2.78% for 2006, which will continue to apply through calendar year 2006.  The RFS program is designed to cut petroleum use by approximately 3.9 billion gallons per year by 2012 and reduce greenhouse gas emissions by up to 14 million tons annually.  In addition to preliminary analyses of the economic and environmental impacts, the proposed regulation explains how industry is likely to comply with the RFS for 2007 and beyond.  The rule contains compliance tools and a credit trading system that is integral to the overall program.  The system allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard.  Various renewable fuels can be used to meet the requirements of the RFS program, including ethanol and biodiesel.  While the RFS program provides certainty that a minimum amount of renewable fuel will be consumed in the United States, an even greater quantity can be consumed if fuel producers and blenders choose to do so.  In 2006, there will be approximately 4.5 billion gallons of renewable fuel consumed as motor vehicle fuel in the United States.  The RFS program requires that this volume increase to at least 7.5 billion gallons by 2012.

Since the current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term.  The majority of the ethanol produced is blended with gasoline at 10% or less, and is utilized as an oxygenate to make the fuel burn cleaner for the environment.  This fuel is required in many areas throughout the United States, where air quality standards are difficult to maintain.  Methyl Tertiary Butyl Ether (M.T.B.E.) has been a more economical oxygenate source in the past; however, many M.T.B.E. producers and blenders have chosen to discontinue production or use of the product due to recent elimination of liability protection in the recent RFS legislation.  The rapid phase-out of M.T.B.E. as an oxygenate has caused a sharp increase in demand for ethanol to supply the much larger oxygenate market.  For this reason, we saw ethanol trading at a large premium to gasoline, when ethanol was sold as blending stock.   At this time, approximately 75% of the M.T.B.E. market volume has been replaced with ethanol, with the balance expected to be replaced in the near future.  A large portion of the rapid increase in the supply of ethanol is presently being absorbed into this oxygenate market; however, when we have met the demand of this market, the price of ethanol may be dictated by traditional fuel prices.   If the supply of ethanol continues to increase due to the addition of plants and capacity, and demand is not able to maintain the same pace, there may be a negative impact on the price of ethanol and our earnings.

Demand for ethanol may be enhanced as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 5 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The American Coalition for Ethanol reports that there are currently approximately 1,000 retail gasoline stations supplying E85.  However, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.

On October 5, 2006, Underwriters Laboratories suspended authorization for manufacturers to use UL Markings on components for fuel-dispensing devices that specifically reference compatibility with alcohol-blended fuels that contain greater than 15% ethanol.  Published studies on ethanol indicate that, in high concentrations, it may have significantly enhanced corrosive effects versus traditional gasoline.  While there have been no documented reports of corrosion for UL Listed or Recognized components used with E85, Underwriters Laboratories is suspending authorization to use the UL Mark on components used in dispensing devices that will dispense any alcohol-blended fuels containing over 15% alcohol until updated certification requirements are established and the effected components have been found to comply with them.  The lack of a UL seal for filling station pumps carrying E85 means that some of these stations may be violating fire codes, and that new stations intending to install E85 systems may need waivers from local or state fire marshals.  It is the decision of each authority having jurisdiction as to whether existing E85 dispensing equipment is allowed to remain in service or is taken out of service until additional supporting information is received.  Underwriters Laboratories has not set a deadline for creating standards that could lead to certification, which could result in the closure of some existing E85 fueling stations and delay in opening others.

The sales price for our distillers grains has remained relatively unchanged in the three month period ended September 30, 2006 compared to the same quarter in 2005.  Distillers grains prices are expected to remain stable for the foreseeable future unless the price of corn or soybean meal changes significantly.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three month period ended September 30, 2006 totaled $17,418,804 as compared to $16,890,315 for the three month period ended September 30, 2005.

While our corn costs remained stable to the same quarter a year ago, increased emphasis on alternative fuel sources and use of corn in the production of ethanol may put upward pressure on corn prices.   An increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices.  Recent USDA crop forecast anticipates a 2006 national corn crop of approximately 10.8 billion bushels compared to a 2005 national corn crop of 11.11 billion bushels.  Although the carryout supplies for 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn.  Should supplies of corn tighten or be perceived to be tightening, the market will react with higher prices to encourage producers to plant more acres to corn. These higher prices will have a negative impact to our costs of goods sold.

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 122,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Natural gas has recently been available only at prices exceeding historical averages. The prices are increasing our costs of production.  Although natural gas prices trended lower in the three month period ended September 30, 2006, we expect natural gas prices to remain high or increase given the unpredictable market situation.  This could increase our gas costs substantially, which will adversely impact our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas and will continue to work with them on an on-going basis to mitigate our exposure to volatile gas prices.

Cost of goods sold includes a gain of $506,853 for the three month period ending September 30, 2006 related to our corn derivative instruments compared to a loss of $185,919 for the three month period ended September 30, 2005.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Operating expenses for the three month period ended September 30, 2006 totaled approximately $606,529, an increase of approximately 11% over the $547,208 for the same period in 2005.    The increase in operating expenses from the three month period ended September 30, 2006 to the three month period ended September 30, 2005 was primarily due to the accrual of the profit sharing expense which was a result of the implementation of a profit sharing program designed to retain employees.

Operating Income.  Operating income for the three month period ended September 30, 2006 totaled approximately $11,908,415.  Operating income for the three month period ended September 30, 2005 totaled approximately $4,456,021.  The increase in operating income for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005 is substantially a result of a 39% increase in the price per gallon of ethanol.

Other Income (Expense).  Our other income and expense for the three month period ended September 30, 2006 was an expense of $104,261.  Other income and expense for the three month period ended September 30, 2005 was income of $1,312,465.  Our other income and expense items consist primarily of USDA Commodity Credit Corporation (CCC) Bioenergy program payments and interest expense.  The primary reason for the decline of other income and expense items in this third quarter of 2006 as compared to the same quarter in 2005 is the reduction in CCC Bioenergy program payments.

Our USDA Commodity Credit Corporation Bioenergy Program revenue was $21,244 for the three month period ended September 30, 2006 compared to $1,367,862 for the three month period ended September 30, 2005.  Payments under the Bioenergy Program are based upon increases in ethanol production relative to the previous year.  Since we began operations in May of 2005, the increase in gallons as we begin our second year of operations is significantly less than our first year of operations, thus reducing the number of gallons eligible for payment.  Furthermore the CCC announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006.    See “Bioenergy Program Payments” below.

Financial Summary and Analysis of the nine month period ended September 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2006 and 2005 (It is important to note when comparing these two periods that the nine month period ending September 30, 2005 represents only 5 months of production since the plant only became operational in May of 2005):

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$83,143,657	100.0	$32,003,216	100.0
Cost of Goods Sold	$52,528,226	63.2	$26,270,343	82.1
Gross Profit	$30,615,431	36.8	$5,732,873	17.9
Operating Expenses	$1,772,666	2.1	$1,363,825	4.3
Operating Income	$28,842,765	34.7	$4,369,048	13.7
Other Income (Expense)	$(1,036,929)	(1.2)	$2,024,539	6.3
Net Income	$27,805,836	33.5	$6,393,587	20.0

Revenues.  Revenues from operations for the nine month period ended September 30, 2006 and 2005 totaled $83,143,657 and $32,003,216, respectively.  The increase in revenues from the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to a strengthening in ethanol prices coupled with increased production levels.  Production level in the nine months ended September 30, 2006 was 87.7% over the same period in 2005 which only represented five months of production because plant operations began in May 2005.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenues were 63.2% and 82.1% for the nine months ended September 30, 2006 and 2005, respectively.  The decrease in our cost of goods sold percentage is directly correlated to the increase in revenues.

Operating Expenses.  Our operating expenses as a percentage of revenues decreased to 2.1% from 4.3% for the nine months ended September 30, 2006 and 2005.  Because the majority of our operating expenses are fixed, the percentage decrease is caused by the increase in total revenues from 2005 to 2006.

Operating Income.  Our income from operations increased from 13.7% to 34.7% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  Strong ethanol prices combined with increased production (longer production period) caused our operating income to represent a larger percentage of revenues.

Other Income (Expense).  Our other income (expense) as a percentage of revenues was (1.2%) and 6.3% for the nine months ended September 30, 2006 and 2005, respectively.  The change from income to expense is due in large part to the reduction in Bioenergy program payments we received in 2006 compared to 2005 as well as the write-off of debt issuance costs during the second quarter of 2006.  See “Bioenergy Program Payments” below.

Changes in Financial Condition for the Nine Months Ended September 30, 2006.

Assets totaled $71,663,356 on September 30, 2006.  Current assets totaled $24,016,989 on September 30, 2006.  Current liabilities totaled $3,811,879 on September 30, 2006.  Long term debt, net of current maturities, totaled $14,649,978 on September 30, 2006.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30
	2006	2005
Net cash provided by operating activities	$28,837,968	$4,101,775
Net cash used in investing activities	$(1,355,503)	($1,066,738)
Net cash provided by (used in) financing activities	($20,198,496)	$2,045,992

Cash Flow From Operations

The increase in net cash flow provided from operating activities for the nine months ended September 30, 2006 compared to nine months ended September 30, 2005 was primarily due to our plant being operational for the entire nine months in 2006 as compared to only five of the nine months in 2005 and the increased revenues from higher ethanol prices.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities

The increase in our cash flow used in investing activities for the nine months ended September 30, 2006 compared to same period in 2005 is primarily due to construction in process payments of $334,253 for design engineering for the plant expansion.

Management estimates that approximately $2,000,000 in capital expenditures will be made in the next twelve months for general operational improvements, and an additional $41,100,000 for the fractionation system and plant expansion project (see “Plant Expansion and Fractionation Project” below) all of which are expected to be financed from a portion of cash flows from operations and additional debt financing.

On June 19, 2006, the Board of Directors approved $6.7 million to proceed with Phase I of the plant expansion.  On July 10, 2006, the Board of Directors approved $11.4 million for the fractionation project and additional grain and DDGS storage as well as loading capacity. Both projects will be funded using cash generated from operations and additional debt financing.  Utilizing cash generated from operations may impact the ability to distribute future member distributions.  Our projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results.  We currently estimate the plant expansion and the fractionation projects to be complete by December, 2007; however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at the expanded production levels by the end of 2007.

We continue to investigate investment opportunities in other renewable fuels plants.

Cash Flow Used In Financing Activities.

We used cash to pay down our debt by $8,686,496 during the nine months ended September 30, 2006 compared to $1,099,443 debt payment for the same period in 2005.  During the nine months ended September 30, 2006 we made cash distributions to our members in the aggregate amount of $11,512,000, compared to no cash distributions for the same period in 2005.

Short-Term and Long-Term Debt Sources

On May 25, 2006, we signed credit agreements with Farmers & Merchants Union Bank of Friesland, Wisconsin and refinanced our existing term debt and revolving loan commitment.  The credit facility is secured by substantially all of our assets.   The term loan of $16,040,376 is for five years with a ten-year amortization.  Payments on the term loan are paid in monthly installments including principal and interest.  The interest rate is fixed at 7.4% for the both the term and revolving loan for 5 years.  Interest is due monthly on the revolving loan commitment.

As of September 30, 2006, we had outstanding debt of $15,793,161 on the term debt and did not have any borrowings on the revolving loan.

There is an annual facility fee of $20,000 on the term loan beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  There is an additional $10,000 annual service fee for the revolving credit agreement which can be terminated prior to its maturity and discontinue the service fee.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   On June 25, 2006, Farmers & Merchants Union Bank approved our August 2006 membership distribution totaling $5,756,000.  We have not violated any financial debt covenants during the nine-month period ended September 30, 2006.  The loan is secured by substantially all of the Company’s assets.

Bioenergy Program Payments

We were enrolled in the USDA Commodity Credit Corporation’s Bioenergy program.  Under the USDA CCC Bioenergy program, the Commodity Credit Corporation reimbursed eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer was able to receive more than $7.5 million under the program. Because we qualified as an eligible producer and annually utilize at least 15 million bushels of corn in the increased production of ethanol, we could potentially receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation was able to award only $100 million annually for fiscal years 2005 through 2006, and any award we received was reduced based upon the volume of applications from other eligible producers.  Furthermore, the CCC announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006; therefore we do not anticipate any more revenue from the program.

For the three months ended September 30, 2006, we recorded Bioenergy Program income of $21,244 and we do not anticipate any more revenue from the Bioenergy Program since it was terminated on June 30, 2006.  For the three months ended September 30, 2005, we recorded Bioenergy Program income of $1,367,862.

Plant Expansion and Fractionation Project

We have engaged an engineering firm to develop a plan to increase the design capacity to 80 million gallons of production annually from our current name-plate capacity of 40 million gallons per year.  Our current production rate is approximately 50 million gallons per year.  The scope of the project being studied will include shipping and receiving capacity increases, plant processing capacity increases, additional product storage, and logistics improvements.  If the feasibility study and engineering study come back positive, we plan to expand production capacity to 60 million gallons per year by June of 2007, and 80 million gallons by the end of 2007.  However, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at expanded production levels by these dates.

On June 19, 2006, the board approved $6,700,000 for Phase I of the expansion.  Phase I entails increasing the cook and fermentation systems by 8 to 10 million gallon per year capacity.  Phase II involves down stream capacity expansion and will increase production capacity by 20 million gallons.  The estimated cost of Phase II is approximately $25,000,000, of which no commitments have been made to date.  We are in the process of applying with the Wisconsin Department of Natural Resources (DNR) for our construction permit for Phase I which must be issued before we begin construction.  There is no guarantee the Wisconsin DNR will issue our construction permit.

On July 10, 2006 the board approved $11,400,000 for the Fractionation project and the grains area expansion.  Fractionation is a process that separates the corn kernel into separate components prior to fermentation, allowing a purer stream of starch for fermentation, requiring less water and energy, and producing a higher throughput of ethanol.  This specific process of fractionation uses new technology and there is no guarantee we will be able to increase our throughput or reduce our energy costs as a result of this investment.

We expect to finance the plant expansion and fractionation through a combination of earnings from operations and additional debt financing.  This could change our ability to make member distributions as they have occurred in the past.  There is no assurance or guarantee that we will be able to finance the projects as anticipated.

Distribution to Unit Holders

On July 10, 2006, our directors declared a cash distribution of $200 per membership unit of record at the close of business on June 30, 2006.  The distribution totaled $5,756,000 and was distributed to our members on August 15, 2006. On February 10, 2006, our directors declared a cash distribution of $200 per membership unit of record at the close of business on February 10, 2006. The distribution totaled $5,756,000 and was distributed to our members in March, 2006.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Item 3.    Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), J.F. Robertson, along with our Chief Financial Officer, (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	November 14, 2006	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2006	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)