Form 10KSB
period 2006-12-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2007-03-16
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                                             Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

State issuer’s revenues for its most recent fiscal year.  $111,771,603

As of December 31, 2006, the aggregate market value of the membership units held by non-affiliates (computed solely by reference to the most recent offering price of $1,000 per membership unit, and without reference to recent private transfers) was approximately $24,567,000.

As of March 15, 2007, there were 28,780 membership units outstanding.

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

Transitional Small Business Disclosure Format (Check one):   ☐ Yes   ☒ No

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•              Changes in the availability and price of corn;

•              Ethanol supply in excess of demand;

•              Our ability to implement our expansion plans;

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

•              Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•              Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•              Changes and advances in ethanol production technology;

•              Additional ethanol plants built in close proximity to our ethanol facility in south central Wisconsin;

•              Competition from alternative fuel additives;

•              Changes in interest rates or the availability of credit;

•              Our ability to generate free cash flow to invest in our business and service our debt; and

•              Our ability to retain key employees and maintain labor relations.

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.uwgp.com, under “Financial Information,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART 1.

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001 for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland, Wisconsin.  References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.   Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States and overseas.

Since May 2005 we have been engaged in the production of ethanol and distillers grains at the plant near Friesland, Wisconsin.  Our plant currently produces approximately 50 to 55 million gallons of ethanol per year.

On March 9, 2006, we entered into an agreement with AgStar Financial Services, PCA to amend our Amended and Restated Construction and Revolving Loan Agreement.  The amendment increased the revolving commitment amount to $9,000,000 and amended the revolving note so that it is payable in full on July 1, 2010.  In addition, we requested to apply $5,000,000 of the new term revolver as a special principal payment against our existing term loan.  On May 25, 2006, we signed credit agreements with Farmers & Merchants Union Bank of Friesland, Wisconsin and refinanced our existing term debt and revolving loan commitment.  The credit facility is secured by substantially all our assets.  The term loan of $16,040,376 is for five years with a ten-year amortization.  Payments on the term loan are made in monthly installments, and include principal and interest.  The interest rate is fixed at 7.4% for both the term and revolving loan for five years.

On June 7, 2006, our board of directors announced plans to conduct an engineering and feasibility study for increasing plant production capacity to 80 million gallons of ethanol annually.  The project will be completed in at least two phases. Phase I of the plant expansion will cost approximately $6,700,000 and we expect will result in an increase in production capacity to 60 million gallons annually by July 2007.  We have engaged ADF Engineering, Inc. to design and manage the construction of the Phase I expansion.  On December 15, 2006 the Wisconsin Department of Natural Resources approved our application for an air pollution control construction permit to construct the Phase I scope of work and initially operate our plant up to the increased capacity of 60 million gallons of ethanol per year, and we began construction thereafter.  Phase II of our expansion project involves down stream capacity expansion and will increase overall production capacity to 80 million gallons.  We will need to obtain another construction permit from the Wisconsin Department of Natural Resources prior to commencing the construction of Phase II.  The estimated cost of Phase II is approximately $30,000,000, although we have not engaged any firm to complete the Phase II construction.

We previously explored the possibility of a fractionation project and grains area expansion.  However, changes in the risk and reward situation have resulted in a new round of evaluation of the suitability of fractionation for our facility, and we are also exploring alternative and/or supplementary technologies for processing the portion of the corn not used in the fermentation process for the production of alcohol and/or energy.  The grains area expansion is proceeding as planned, with an estimated cost of $1,000,000.  On October 10, 2006 the board approved $535,000 for the construction of a new maintenance building, and construction is currently underway.  We have engaged Morton Building, Inc. to construct the maintenance building.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; sufficient demand for ethanol to maintain favorable prices; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Principal Products and Markets

Our ethanol plant is located near Friesland, Wisconsin in Columbia County, in the south central section of Wisconsin.  We selected the Friesland site because of its location to existing grain production, accessibility to road and rail transportation and its close proximity to major highways that connect to major population centers.

The principal products we produce at the ethanol plant are ethanol and distillers grains.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  The implementation of the Federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  The principal markets for our ethanol are petroleum terminals in the continental United States.

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  We produce two forms of distillers grains at our dry mill ethanol facility:  Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DMWS is processed corn mash that has been dried to approximately 50% moisture.  DMWS have a shelf life of approximately seven days and are often sold to nearby markets.  DDGS is processed corn mash that has been dried to 10% to 12% moisture.  It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.  Of our total distillers grains production, we currently market about 73% as DDGS and 27% as DMWS.  Our plant expansion will lead to the production of more distillers grains.  This will require us to ship more of our distillers grains in the form of DDGS to other markets as our local market will not be able to absorb the additional production.  We expect after the expansion project to produce between 80% and 85% of our distillers grains as DDGS and 15% to 20% as DMWS.  This will lead to increased natural gas usage in the drying process, which is likely to increase our costs.

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

Regional Ethanol Markets

We currently ship 80% of the fuel ethanol we produce by truck, which serves a local market area within a 100-mile radius of our plant.  In 2006, we added a second truck loading rack to enable us to ship additional ethanol by truck.  A regional market is typically the destination for ethanol shipped by rail.  A regional market is one that is outside of the local market, yet within the neighboring states.  While we currently have access to a local truck market, our regional market is within a 450-mile radius of our plant and is serviced by rail.  We constructed a railroad spur to our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Minneapolis, Chicago, and St. Louis).  Our location and rail facilities allow us to effectively supply ethanol to these markets.

National Ethanol Markets

According to the Renewable Fuels Association statistics, demand for fuel ethanol exceeded 5.37 billion gallons in 2006.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends such as E85, E diesel and fuel cell markets.  In addition, the recent implementation of a Renewable Fuels Standard (“RFS”) contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005, is expected to favorably impact the ethanol industry by enhancing both the production and demand for ethanol into the future.

The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Recently the United States Environmental Protection Agency proposed final rules that would fully implement the RFS program, including adoption of the RFS and the creation of a credit trading program that would allow some refiners to blend more renewable fuel than is required under the RFS and sell credits to refiners who blend less renewable fuel than is required.  According to the Renewable Fuels Association, the RFS is expected to lead to approximately $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol and future supply could outweigh the additional demand. This would have a negative impact on our earnings.

Ethanol is frequently used as an oxygenate for fossil fuels.  Another substance that can be used as an oxygenate in fossil fuels is called MTBE.  MTBE is a petroleum-based oxygenate.  Current scientific research suggests MTBE causes groundwater contamination.  As a result, MTBE has been banned in many states but is not yet banned nationally.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE has resulted in many refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. The 2% oxygenation requirement expired on May 5, 2006.  The Clean Air Act, however, also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of not less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.

Distribution Methods

We entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in August 2004 for the purposes of marketing and distributing our ethanol.  The agreement commenced in May 2005 and was effective for an initial term of 12 months.  Since the expiration of this initial term, both parties to the agreement have elected to renew the agreement under the same terms.  Under this agreement, our shipments and net rack ethanol price will be pooled with 14 other ethanol plants for which RPMG currently markets.  We pay RPMG a pooling fee for ethanol delivered to the pool and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

We entered into a marketing agreement with Commodity Specialist Company (“CSC”) in August 2004 for the purpose of marketing and selling the dried distillers grains we produce.  CSC markets our dried distillers grains shipped via rail and we receive a percentage of the selling price actually received by CSC in marketing our distillers grains to its customers. We are also independently marketing a portion of our dried distillers grains to local livestock producers.  The initial term of our agreement with CSC was one year, but the agreement is to remain in effect until terminated by either party at its unqualified option by providing ninety days’ written notice.  Thus far, neither party to the agreement has provided such notice.

In April 2005 we entered into an agreement with Commodity Specialist Company (“CSC”) for the purpose of marketing our modified wet distillers grain products.   The initial term of this agreement was one year, but the

agreement automatically renews for successive one-year periods unless either party gives at least 120 days prior written notice.  Because neither party has given such notice thus far, the agreement is still in effect.

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

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit.  Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  We expect to be eligible for this tax credit for 2006.  We do not expect to be eligible for this tax credit when our plant expansion is complete because we expect to produce more than 60 million gallons of ethanol per year.

On December 28, 2005, the Environmental Protection Agency released interim rules imposing a 2.78% default provision (equating to 4 billion gallons of renewable fuel) of the RFS.  The interim rule applies the 2.78% requirement in the aggregate, meaning no refiner individually has to meet the standard, but that the industry as a whole will have to blend at least 2.78% renewable fuels into gasoline this year.  Any shortfall in meeting this requirement would be added to the 4.7 billion gallon RFS requirement in 2007.  Based on current production and demand, it is likely that more than 4 billion gallons of ethanol and biodiesel was blended in 2006.  On September 7, 2006, the EPA issued a proposed rule that would fully implement the RFS.  The proposed rule requires oil refiners to use 4 billion gallons of renewable fuels in 2006.  This quota increases incrementally until 2012 when oil refiners will be required to use 7.5 billion gallons of renewable fuels per year.  The proposed rule also creates a credit trading system where oil refiners that blend more renewable fuels than they are required can sell credits to refiners who blend less renewable fuel than they are required under the RFS.

Effect of Governmental Regulation

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than those at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and the value of your investment.

The government’s regulation of the environment changes constantly.  We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant and to construct our expansion.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of operating the plant may increase.  Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  RMT, Inc. has completed the preparation of our spill prevention control and countermeasures plan.  On August 29, 2006 we completed our emissions testing and found that we were in compliance with the requirements of our original construction permit.  In fiscal year 2006, we incurred costs and expenses of approximately $500,000 complying with environmental laws, including the cost of obtaining permits.  We are currently constructing Phase I of our expansion under the construction permit granted to us on December 15, 2006.  This permit allows us to construct and initially operate the plant  up to a capacity of 60 million gallons annually.  The permit expires in June 2008.  We must complete construction work and test our emissions to receive an operating permit.  We will also require a construction permit to construct Phase II of our expansion, which we have not yet obtained.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

Competition

We are in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.

According to the Renewable Fuels Association, as of February 12, 2007, the ethanol industry has grown to 113 production facilities in the United States. There are 78 new plants currently under construction along with 7 plant expansions.  The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 5.5 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to more than 11.8 billion gallons per year.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Tate & Lyle, ASAlliances Biofuels, LLC., VeraSun Energy Corporation and Hawkeye Renewables, all of which are each capable of producing more ethanol than we expect to produce.

According to the Renewable Fuels Association, excluding our facility, there are currently five plants operating in Wisconsin and there are four new plants in various stages of construction.  Total annual ethanol production capacity from operating plants in Wisconsin is currently estimated at approximately 230 million gallons per year, but when added to new plant construction and plant expansion, the total is more than 500 million gallons per year.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of More Than 150
million gallons per year (mmgy)

Company	Location	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp	York, NE Colwich, KS Portales, NM Revenna, NE	55 25 30	88
Aventine Renewable Energy, Inc.*	Pekin, IL Aurora, NE	207
Archer Daniels Midland*	Decatur, IL Cedar Rapids, IA Clinton, IA Columbus, NE Marshall, MN Peoria, IL Wallhalla, ND	1,070	275
ASAlliances Biofuels, LLC	Albion, NE Linden, IN Bloomingburg, OH		100 100 100
Global Ethanol/Midwest Grain Processors	Lakota, IA Riga, MI	95	57
Hawkeye Renewables, LLC	Iowa Falls, IA Fairbank, IA Menlo, IA	105 115	100
Tate & Lyle	Loudon, TN Ft. Dodge, IA	67	38 105
The Andersons Clymers Ethanol, LLC The Andersons Marathon Ethanol, LLC	Clymers, IN Greenville, OH		110 110
US BioEnergy Corp.*	Albert City, IA Woodbury, MI Hankinson, ND Ord, NE Central City, NE Dyersville, IA	250	250
VeraSun Energy Corporation*	Aurora, SD Ft. Dodge, IA Charles City, IA Welcome, MN Hartely, IA	230	330

*                    Individual state production capacity not reported

Updated: February 12, 2007

The following table shows U.S. ethanol production capacity by state as of January 2007:

Ethanol Production Capacity Ranked by State
(Largest to Smallest Production Capacity as of January 2007, including current capacity and under construction/expansion)

		Ethanol Production Capacity
Rank	State	(Million Gallons Per Year)
1	Iowa	3,236.5
2	Nebraska	1,620.5
3	Illinois	1,172.0
4	South Dakota	910.0
5	Minnesota	782.1
6	Indiana	653.0
7	Kansas	507.5
8	Wisconsin	502.0
9	Texas	370.0
10	Ohio	333.0
11	Michigan	262.0
12	North Dakota	233.5
13	New York	164.0
14	Missouri	155.0
15	Oregon	143.0
16	Colorado	125.0
17	Tennessee	105.0
18	Georgia	100.4
19	California	68.0
20	Arizona	55.0
21	Washington	55.0
22	Kentucky	35.4
23	New Mexico	30.0
24	Wyoming	5.0
	United States Total	11,622.9

Source:  Renewable Fuels Association

Updated: January 2007

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

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although MTBE has been banned in many states and certain provisions of the Energy Policy Act of 2005 have made the use of MTBE unattractive to refiners and blenders, MTBE could affect the selling price and demand for ethanol.   Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market MTBE and other additives, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

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

Sources of Raw Materials - Corn Feedstock Supply

Our plant currently uses approximately 17.9 million bushels of grain per year or 51,000 bushels per day as the feedstock for its dry milling process.  When our plant expansion is complete we expect to use approximately 28 million bushels of grain per year or 77,000 bushels per day.  Since we are a licensed Wisconsin grain dealer, we intend to buy as much grain as possible from local producers and from local elevators.  Our commodities manager is responsible for consistent scheduling of corn deliveries and establishing forward contracts with local producers and through local grain elevators.  The commodities manager coordinates corn deliveries between local producers and elevators.  We may purchase additional grain from outside of our trade area as need and price dictates.  Our current storage capacity allows us to store approximately eight days’ worth of corn.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS — Results of Operations — Cost of Sales.”

Utilities

The plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate.  We have entered into agreements with providers of these utilities as follows:

Natural Gas

To access sufficient supplies of natural gas to operate the plant, Alliant Energy constructed a connection to a distribution pipeline to connect our facility to an existing Alliant Energy pipeline located approximately 1.5 miles from our plant location.  The Alliant Energy pipeline connects to an interstate pipeline owned by ANR Pipeline Company approximately 3.5 miles from Alliant Energy’s pipeline.  We pay a surcharge on the gas volume moved through the new pipeline.  We have entered into a 10 year capacity agreement with ANR Pipeline Company which grants us the right to move a guaranteed volume of gas through the pipeline.  We currently use this transportation capacity in its entirety.  We expect to purchase an adequate supply of gas to operate at an expanded capacity, although this additional volume will not be a primary firm supply.

We have a natural gas purchase agreement with Constellation New Energy of Waukesaha, Wisconsin to provide natural gas and balancing services.  We engaged Energy Solutions Inc. of Madison, Wisconsin to provide natural gas management services.  Since we commenced operations in May 2005, there have been no interruptions in the supply of natural gas to the plant and all of our natural gas requirements have been met.  See also “MANAGEMENT’S DISCUSSION AND ANALYSIS” for a more detailed discussion of our natural gas supply.

Electricity

Electricity is necessary for lighting and powering much of the machinery and equipment used in the production process.  In October 2003, we entered into an agreement with Adams-Columbia Electric Cooperative for the provision of all electrical energy required by the plant. At each anniversary date of the first date service was provided, the agreement is automatically extended for another three year period unless either party gives written notice of intent not to extend. Neither party to the agreement has provided such notice.  We purchase electricity at Adams-Columbia Electric Cooperative’s power supply rates then in effect, which are applied to our metered usage.  In addition, we pay a monthly charge of $300 plus a monthly facility surcharge of $2,608 for the substation distribution equipment costs.  The Cooperative installed and operates a substation at our plant site to facilitate electrical distribution to our plant.  We have had no interruption or shortages in the supply of electricity to the plant since operations were commenced in 2005.  We have sufficient additional capacity from the substation on our property to power our expanded production.

Water

Water is a necessary part of the production process.  It is used in the fermentation process and to produce steam for the cooking, evaporation, and distillation processes.  Our water needs are met through two 500 gallon per minute wells located at our plant.  Since our operations commenced in 2005 we have had no interruptions or shortages in the supply of water.  We expect that our current wells can produce a sufficient supply of water to support our operations following our plant expansion.

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

Employees

We currently have 37 full-time employees and three part-time employees and do not expect a significant change in this number over the next twelve months.  Eleven of our employees are involved primarily in management and administration.  The remainder are involved primarily in plant operations.    When plant expansion is complete we plan to add approximately five new full-time employees.

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

Risks Relating to Our Business

We have a limited operating history.  We began our business in 2001 and commenced production of ethanol at our plant in May 2005.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed through out these risk factors.  Many of these factors are outside our control.   As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

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

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels.  Corn costs significantly impact our cost of goods sold.  Our gross margins are principally dependent upon the spread between ethanol and corn prices.  In recent periods the spread between ethanol and corn prices has been at historically high levels, due in large part to high oil prices and low corn prices.  However, this spread has fluctuated significantly in 2005 and again in 2006 and may fluctuate significantly in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

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

The price of ethanol has recently been much higher than its 10-year average. We expect these prices to level out and follow the oil market as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased co-product supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less revenue which would decrease our income and profitability.

We sell all of the ethanol we produce to RPMG under our ethanol marketing agreement.  RPMG is the sole buyer of all of our ethanol, and we rely heavily on its marketing efforts to successfully sell our product.  Because RPMG sells ethanol for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of RPMG, as a significant portion of our accounts receivable are attributable to RPMG.  If RPMG breaches the ethanol marketing agreement or is not in the financial position to purchase and market all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol, and our financial performance will be adversely and materially affected.  If our agreement with RPMG terminates, we may seek other arrangements to sell our ethanol, including selling our own product; however, our sales efforts may not achieve results comparable to those achieved by RPMG.

We sell a substantial portion of the distillers grains we produce to CSC under our distillers grains marketing agreements.  CSC is the sole buyer of all of our distillers grains that we do not independently sell locally, and we rely heavily on its marketing efforts to successfully sell our product.  Because CSC sells distillers grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of CSC, as a significant portion of our accounts receivable are attributable to CSC.  If CSC breaches the distillers grains marketing agreements or is not in the financial position to purchase and market all of the distillers grains we produce, we could experience a material loss and we may not have any readily available means to sell our distillers grains, and our financial performance will be adversely and materially affected.  If our agreements with CSC terminates, we may seek other arrangements to sell our distillers grains, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by CSC.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent upon the cost of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase.

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

Risks Related to Ethanol Industry

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  As of February 12, 2007, 113 ethanol plants are currently operating in the United States with 78 new ethanol plants in various stages of completion and 7 expansions of existing plants in progress.  The United States ethanol industry produced nearly 5 billion gallons of ethanol in 2006.  Wisconsin alone has six operating ethanol plants with a combined production capacity of approximately 230 million gallons per year, with four new plants with a combined production capacity of 272 million gallons per year in various stages of construction.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Tate & Lyle, ASAlliances Biofuels, Hawkeye Renewables, LLC, and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and adversely affect our financial condition.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.  Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum.  This is especially true for the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Significant resources are being allocated to promote research and development of cellulose-based ethanol.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

Competition from imported ethanol may be a less expensive alternative to our ethanol.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect both our ability to sell our ethanol profitably, adversely affecting our results of operations and financial condition.  Additionally, Brazil has an established ethanol market whose exports to the United States could be competitive with us.  This competition could affect our ability to operate profitably.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.  The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005.  See, “National Ethanol Markets.”  If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.  See, “Federal Ethanol Supports.”

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Our ethanol plant is located on approximately 115 acres on Wisconsin Highway 33, two miles east of Wisconsin Highway 73.  The plant’s address is W1231 Tessmann Drive, Friesland, Wisconsin 53935.  The plant grinds approximately 17.9 million bushels of corn per year to produce approximately 50-55 million gallons of ethanol.  Construction of the plant was completed in April 2005.  The ethanol plant consists of the following buildings:

•                  A dry bulk products shipping and receiving facility with main elevators and conveyors of 15,000 bushel per hour capacity, one truck and one combination truck and rail handling lane, as well as grain storage for 400,000 bushels and cleaning, grinding, and dust control equipment.

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

On May 25, 2006, we signed credit agreements with Farmers & Merchants Union Bank of Friesland, Wisconsin and refinanced our existing term debt and revolving loan commitment.  The credit facility is secured by substantially all our assets.  The term loan of $16,040,376 is for five years with a ten-year amortization.  Payments on the term loan are made in monthly installments, and include principal and interest.  The interest rate is fixed at 7.4% for both the term and revolving loan for five years.

On June 7, 2006, our board of directors announced plans to conduct an engineering and feasibility study for increasing plant production capacity to 80 million gallons of ethanol annually.  The project will be completed in at least two phases. Phase I of the plant expansion will cost approximately $6,700,000 and we expect will result in an increase in production capacity to 60 million gallons annually by July 2007.  We have engaged ADF Engineering, Inc. to design and manage the construction of the Phase I expansion.  On December 15, 2006 the Wisconsin Department of Natural Resources approved our application for an air pollution control construction permit to construct the Phase I scope of work and initially operate our plant up to the increased capacity of 60 million gallons of ethanol per year, and we began construction thereafter.  Phase II of our expansion project involves down stream capacity expansion (post-fermentation) and will increase overall production capacity to 80 million gallons.  The estimated cost of Phase II is approximately $30,000,000, although we have not engaged anyone for Phase II construction.

We previously explored the possibility of a fractionation project and grains area expansion.  However, changes in the risk and reward situation have resulted in a new round of evaluation of the suitability of fractionation for our facility, and we are also exploring alternative and/or supplementary technologies for processing the portion of the corn not used in the fermentation process for the production of alcohol and/or energy.  The grains area expansion is proceeding as planned, with an estimated cost of $1,000,000.  On October 10, 2006 the board approved $535,000 for the construction of a new maintenance building, and construction is currently underway.  We have engaged Morton Building, Inc. to construct the maintenance building.

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

As of December 31, 2006, there are approximately 920 holders of record of our membership units.  There is no other class of membership units issued or outstanding.

On February 8, 2006 our Board of Directors approved a cash distribution of $200 per unit to the holders of membership units of record at the close of business on February 10, 2006.  The distribution was paid in March 2006.  On July 10, 2006, our Board of Directors approved a cash distribution of $200 per unit to the holders of membership units of record at the close of business on June 30, 2006.  The distribution was paid in August 2006.  On January 9, 2007, our Board of Directors approved a cash distribution of approximately $500 per unit to the holders of membership units of record at the close of business on January 9, 2007.  The distribution was paid in February 2007. Revenues generated from plant operations are distributed by the Company to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.   Our board of directors has complete discretion over the timing and amount of distributions to our unit holders; however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”   In addition, distributions are restricted by certain loan covenants in our construction loan and revolving credit financing agreements.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS.

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

•              Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

—                                   national, state or local energy policy;

—                                   federal ethanol tax incentives;

—                                   legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;

—                                   state and federal regulation restricting or banning the use of MTBE; or

—                                   environmental laws and regulations that apply to our plant operations and their enforcement;

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

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the initial purpose of constructing and operating a 40 million gallon per year ethanol plant near Friesland, Wisconsin.   Since May 2005, we have been engaged in the production of ethanol and distillers grains. Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States and in the case of distillers grains, shipments overseas.   In December of 2006 we

commenced construction of an expansion that, when complete, we expect will increase our nameplate capacity to 60 million gallons per year.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.  We expect to undertake research and development activities in the next 12 months in the form of commissioning studies on internal energy generation in conjunction with our plant expansion, in particular the possibility of using post-fermentation corn solids an as energy source.

We are subject to industry-wide factors that affect our operating and financial performance.  Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward pressure on prices.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, the season, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, seasonal fluctuations and the price of substitute livestock feed, such as corn and soybean meal and other animal feed proteins.  Surplus corn and/or protein supplies tend to put downward pressure on distillers grains pricing.  In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who purchase and distribute our products; the intensely competitive nature of our industry; possible legislative changes at the federal, state and/or local level; changes in federal ethanol tax incentives; and the rapid growth in ethanol production capacity.

Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  The cost of corn is affected primarily by the market’s perception of supply and demand factors such as crop production, industry year end inventories, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself has increased the average price of corn and is expected to continue to increase the average price of corn as demand for corn continues to rise.  Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the production areas, storage, pipeline capacity, and weather in use areas.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to remain above previous averages due to the high price of alternative fuels such as fuel oil.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

Comparison of the fiscal years ended December 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2006 and 2005 (It is important to note when comparing these two periods that the fiscal year ending December 31, 2005 represents only 8 months of production since the plant only became operational in May of 2005):

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Amount	%	Amount	%
Income Statement Data
Revenues	$111,771,603	100.0	$54,477,045	100.0

Cost of Goods Sold	$67,482,429	60.4	$43,643,191	80.1

Gross Profit	$44,289,174	39.6	$10,833,854	19.9

Operating Expenses	$3,383,385	3.0	$2,286,226	4.2

Operating Income	$40,905,789	36.6	$8,547,625	15.7

Other Income (Expense)	$(887,940)	(0.8)	$2,187,770	4.0

Net Income	$40,017,849	35.8	$10,735,395	19.7

Revenues.  Revenues from operations for the fiscal year ended December 31, 2006 totaled $111,771,603.  In the fiscal year ended December 31, 2006 ethanol comprised 90% of our sales and DDGS comprised 10% of our sales.  Revenues from operations for the fiscal year ended December 31, 2005 totaled $54,477,045, of which ethanol comprised 89% of our sales and DDGS comprised 11%.  The increase in revenues from operations for the fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005 is substantially a result of a 32% increase in the price per gallon of ethanol and a 57% increase in gallons produced.   The 57% increase in gallons produced is a result of a full year in production in 2006 as compared to only 8 months of production in 2005 as well as a 7% increase in the average production rate in 2006.  The sales price for our distillers grains has remained relatively unchanged in the fiscal year ended December 31, 2006 compared to the previous fiscal year ended December 31, 2005.  Distillers grains prices are expected to remain stable in relation to corn prices for the foreseeable future unless the price of soybean meal or other protein sources change significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grain prices.

Although the price of ethanol continues to exceed historical averages, values have trended lower since their peak in July of 2006.  Management currently expects short-term and mid-term ethanol prices to remain higher than historical averages.  However, management believes the industry will need to continue to grow demand in order to sustain these higher values.  According to the Renewable Fuels Association, as of February 2, 2007 there were 113 ethanol plants in operation nationwide with the capacity to produce more than 5.5 billion gallons annually, with an additional 76 new plants and seven expansions under construction expected to add an additional estimated 6.1 billion gallons of annual production capacity in the next 12 to 18 months.  Unless the new supply is equally met with increased demand, downward pressure on ethanol prices could occur.  If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs rise.  Areas where demand for ethanol may increase are new growing markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Ohio, Tennessee, Louisiana, Georgia and Texas.

Our revenues and profits are impacted by federal ethanol supports and tax incentives.  Changes to these supports or incentives could significantly impact demand for and value of ethanol.  The Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.  In addition, the Energy Policy Act of 2005 created a Renewable Fuels Standard (“RFS”) which is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol, at least up to the 7.5 billion gallon mandate required by 2012.  The RFS allows refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.  The industry surpassed the mandated volumes in 2006 and maintained relatively high values.  Although this is a favorable trend for the industry, it may not continue if future ethanol production outpaces demand and leads to lower ethanol prices.

On September 7, 2006, the EPA proposed rules to govern the implementation of the 2006 RFS requirement.  The proposed rules would require that 3.71% of all gasoline sold or dispensed to U.S. motorists in 2007 be renewable fuel.  This would be an increase from the rule issued in December 2005 by the EPA, which implemented the Energy Policy Act’s default standard of 2.78% for calendar year 2006.  The RFS program is designed to cut petroleum use by approximately 3.9 billion gallons per year by 2012 and reduce greenhouse gas emissions by up to 14 million tons annually.  In addition to preliminary analyses of the economic and environmental impacts, the December 2005 regulation explains how industry is likely to comply with the RFS for 2007 and beyond.  The rule contains compliance tools and a credit trading system that is integral to the overall program.  The system allows renewable fuels to be used where they are most economical, while providing a flexible means for the industry to comply with the standard.  Various renewable fuels can be used to meet the requirements of the RFS program, including ethanol and biodiesel.  While the RFS program provides certainty that a minimum amount of renewable fuel will be consumed in the United States, an even greater quantity can be consumed if fuel producers and blenders choose to do so.  In 2006, there was approximately 4.5 billion gallons of renewable fuel consumed as motor vehicle fuel in the United States.  The RFS program requires that this volume increase to at least 7.5 billion gallons by 2012.

Since the current national ethanol production capacity exceeded the 2006 RFS requirement and will likely meet or exceed the 2007 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices.  Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term.  The majority of the ethanol produced is blended with gasoline at 10% or less, and is utilized as an oxygenate to make the fuel burn cleaner for the environment.  Fuel oxygenates are required in many areas throughout the United States, where air quality standards are difficult to maintain.  Methyl Tertiary Butyl Ether (M.T.B.E.) has been a more economical oxygenate source in the past; however, many M.T.B.E. producers and blenders have chosen to discontinue production or use of the product due to recent elimination of liability protection in the recent RFS legislation.  The rapid phase-out of M.T.B.E. as an oxygenate caused a sharp increase in demand for ethanol to supply the much larger oxygenate market in 2006.  For this reason, we saw ethanol trading at a large premium to gasoline when ethanol was sold as blending stock.   At this time, approximately 80% of the M.T.B.E. market volume has been replaced with ethanol, with the balance expected to be replaced by the end of 2007.  A large portion of the rapid increase in the supply of ethanol is presently being absorbed into this oxygenate market; however, when the industry has met the demand of this market, the price of ethanol may be dictated by traditional fuel prices.   If the supply of ethanol continues to increase due to the addition of plants and capacity, and demand is not able to maintain the same pace, there may be a negative impact on the price of ethanol and our earnings.

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

Published studies on ethanol indicate that, in high concentrations, it may have significantly enhanced corrosive effects versus traditional gasoline.  While there have been no documented reports of corrosion for UL Listed or Recognized components used with E85, on October 5, 2006, Underwriters Laboratories suspended authorization to use the UL Mark on components used in dispensing devices that will dispense any alcohol-blended fuels containing over 15% alcohol until updated certification requirements are established and the effected components have been found to comply with them.  The lack of a UL seal for filling station pumps carrying E85 means that some of these stations may be violating fire codes, and that new stations intending to install E85 systems may need waivers from local or state fire marshals.  It is the decision of each authority having jurisdiction as to whether existing E85 dispensing equipment is allowed to remain in service or is taken out of service until additional supporting information is received.  Underwriters Laboratories has not set a deadline for creating standards that could lead to certification, which could result in the closure of some existing E85 fueling stations and delay in opening others.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the fiscal year ended December 31, 2006 totaled $67,482,429 as compared to $43,643,191 for the fiscal year ended December 31, 2005.  The 55% increase in cost of goods sold in the fiscal year ended December 31, 2006 as compared to the previous year is primarily a result of a full 12 months of operations in 2006 as opposed to eight months in 2005.

While our corn costs remained stable to what we experienced in 2005, increased emphasis on alternative fuel sources and use of corn in the production of ethanol may put upward pressure on corn prices for the long term.   We avoided the higher prices in the short-term through use of our risk management program, but there are limits to our ability to avoid sustained increases in the price of corn.   Final USDA crop reports reflect a 2006 national corn crop of approximately 10.8 billion bushels, compared to a 2005 national corn crop of 11.11 billion bushels.  Although the carryout supplies for the 2006 marketing year appear adequate, any production shortfall during the 2007 growing season will create volatility and may increase our cost of corn.  Should supplies of corn tighten or be perceived to be tightening, the market will react with higher prices to encourage producers to plant more acres to corn. These higher prices will have a negative impact to our costs of goods sold.

Cost of goods sold includes a gain of $3,183,371 for the fiscal year ending December 31, 2006 related to our corn derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program.

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 123,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Natural gas has recently been available only at prices exceeding historical averages. These heightened prices increased our costs of production.  Although natural gas prices trended lower as the year progressed, we expect natural gas prices to remain higher than historic value given the higher value of energy sources generally.  This could increase our gas costs substantially, which will adversely impact our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas and will continue to work with them on an on-going basis to mitigate our exposure to volatile gas prices.

Gross Profit.  Gross profit for the fiscal year ended December 31, 2006 was approximately $44,289,174 as compared to approximately $10,833,854 for the fiscal year ended December 31, 2005.  This is an increase of 309% for fiscal year 2006 as compared to fiscal year 2005.  This increase is due primarily to a full year of production in 2006 as compared to only 8 months of production in 2005, increased efficiency and production at the plant, and the favorable spread between the selling prices of our products and the costs of the raw materials required to produce our products,.

In the fiscal year ended December 31, 2006, we enjoyed a very favorable spread between the selling price of the ethanol and distillers grains we sold and the cost of the raw materials we require to produce our ethanol and distillers grains.  We do not expect the spread between the price we receive for our products and the costs of our raw materials to continue to exist at such a favorable rate in the future.  A decrease in this spread will adversely affect our financial performance.

Operating Expenses.  Operating expenses for the fiscal year ended December 31, 2006 totaled approximately $3,383,385, an increase of approximately 48% over our operating expenses of $2,286,226 for the fiscal year ended December 31, 2005.    The increase in operating expenses for the fiscal year ended December 31, 2006 was primarily due to a full twelve months of operations as opposed to only eight months in the previous fiscal year ended December 31, 2005.

Operating Income.  Operating income for the fiscal year ended December 31, 2006 totaled approximately $40,905,789.  Operating income for the fiscal year ended December 31, 2005 totaled approximately $8,547,625.  The increase in operating income for fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005 is substantially a result of a 32% increase in the price per gallon of ethanol and a 57% increase in production.  The production increase is primarily a result of twelve months of production in 2006 as opposed to eight months of production in 2005, as well a 7% increase in year over year average rate of production.

Other Income (Expense).  Our other income and expense for the fiscal year ended December 31, 2006 was an expense of $887,940.  Other income and expense for the fiscal year ended December 31, 2005 was income of $2,187,770.  Our other income and expense items consist primarily of USDA Commodity Credit Corporation (CCC) Bioenergy program payments and interest expense.  The primary reason for the decline of other income and expense items in the fiscal year of 2006 as compared to the fiscal year of 2005 is the reduction in CCC Bioenergy program payments.

Our USDA Commodity Credit Corporation Bioenergy Program revenue was $393,336 for the fiscal year ended December 31, 2006 as compared to $2,722,912 for the year ended December 31, 2005.  Payments under the

Bioenergy Program are based upon increases in ethanol production relative to the previous year.  Since we began operations in May of 2005, the increase in gallons as we began our second year of operations was significantly less than our first year of operations, thus reducing the number of gallons eligible for payment.  Furthermore the CCC announced that its funds would be exhausted in the third quarter of the government fiscal year and the program terminated as of June 30, 2006.  For this reason, we will not receive any further income from this program.    See “Bioenergy Program Payments” below.

Changes in Financial Condition for the Fiscal Year Ended December 31, 2006 Compared to the Fiscal Year Ended December 31, 2005.

Assets totaled $84,946,319 on December 31, 2006, as compared to $64,915,892 on December 31, 2005.  Current assets totaled $37,482,095 on December 31, 2006, as compared to $14,475,144 on December 31, 2005.  Current liabilities totaled $5,182,917 on December 31, 2006, as compared to $5,933,507 on December 31, 2005.  Long term debt, net of current maturities, totaled $14,349,980 on December 31, 2006, as compared to $22,074,722 on December 31, 2005.

Plant Expansion

We have engaged an engineering firm to assist in developing a plan to increase the design capacity of our plant to 80 million gallons of ethanol production annually from our current name-plate capacity of 40 million gallons per year.  Our current production rate is approximately 50-55 million gallons per year.  The scope of the project being studied includes shipping and receiving capacity increases, plant processing capacity increases, additional product storage, and logistics improvements.  We expect the project will be completed in at least two phases. Phase I of the plant expansion was approved in June of 2006 and is expected to result in an increase in production capacity to 60 million gallons annually by July 2007.  However, it is possible that construction will not stay on schedule or that we will not be able to operate at expanded production levels by that date.

Phase I entails increasing the cook and fermentation system capacity by 65%.  On December 15, 2006, the Wisconsin Department of Natural Resources approved our application for an air pollution control construction permit to construct the Phase I scope of work and initially operate our plant up to the increased capacity of 60 million gallons of ethanol per year.   Sixty million gallons is the estimated capacity of the down stream processing of raw products of fermentation.

Phase II of our expansion project involves down stream capacity expansion and is expected to increase overall production capacity to 80 million gallons by December 2007.  The estimated cost of Phase II is approximately $30,000,000, although we have not engaged anyone for Phase II construction.  On July 10, 2006 the board approved $11,400,000 for a fractionation project and the grains area expansion.  Fractionation is a process that separates the corn kernel into separate components prior to fermentation, allowing a purer stream of starch for fermentation, requiring less water and energy, and producing a higher throughput of ethanol.  This specific process of fractionation uses new technology and we may not be able to increase our throughput or reduce our energy costs as a result of this investment.  Although approved by the board, we have not made any commitment on the prospective purchase of a fractionation system.  Changes in the risk and reward situation have resulted in a new round of evaluation of the suitability of fractionation for our facility.  The unforeseen extent of the increase in corn values and decrease in natural gas prices has created a substantially different view of the likely benefits of such a process.  While continuing feasibility analysis of the fractionation project, we are also exploring alternative and/or supplementary technologies for processing the portion of the corn not used in the fermentation process for the production of alcohol.   The estimated cost of Phase II may increase as a result of the elimination of the fractionation process, if that were to occur.

On October 10, 2006 the board approved $535,000 for the construction of a new maintenance building.  The new building is to provide additional area for plant maintenance to minimize lost opportunity due to plant interruptions, allowing the maintenance department to entertain multiple projects simultaneously ranging from large pipe fabrication to complex electrical circuit design.  The construction of this new facility is currently underway.

We expect to finance the plant expansions through a combination of earnings from operation and additional debt financing.  This could limit our ability to make member distributions as they have occurred in the past.  We may not be able to finance the projects as anticipated.

Liquidity and Capital Resources

The following table shows cash flows for the fiscal years ended December 31, 2006 and 2005:

	Fiscal year ended December 31
	2006	2005
Net cash provided by operating activities	$43,914,660	$11,441,730
Net cash used in investing activities	(2,242,779)	(1,176,915)
Net cash used in financing activities	$(20,477,027)	$(1,487,406)

Cash Flow from Operations

Our net cash flow provided from operating activities for the fiscal year ended December 31, 2006 was $43,914,660, as compared to $11,441,730 for the same period the previous year.  The increase in net cash flow provided from operating activities for the fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005 was primarily due to our plant being operational for the entire twelve months in 2006 as compared to only eight months in 2005 and the increased revenues from higher ethanol prices.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities

Our net cash flow used in investing activities for the fiscal year ended December 31, 2006 constituted expenditures of $2,242,779, as compared to expenditures of $1,176,915 for the same period the previous year.  The increase in expenditures for the fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005 is primarily due to construction in process payments of $1,168,306 for Phase I of the plant expansion.

Management estimates that approximately $2,000,000 in capital expenditures will be made in the next twelve months for general operational improvements, and an additional $7,000,000 to complete Phase I of the expansion, construct the new maintenance building and expand the grain receiving area.

It is further estimated an additional $30,000,000 will be spent in 2007 and 2008 for Phase II of the expansion (See “Plant Expansion” above), all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  Utilizing cash generated from operations for the plant expansion may impact the ability to pay out future member distributions.  Our projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.  We currently estimate that both Phase I and Phase II of the plant expansion will be complete by December 2007; however, construction may not stay on schedule and we may not be able to operate at the expanded production levels by the end of 2007.

In addition to capital investment to increase the capacity and efficiency of our Friesland facility, we continue to investigate favorable investment opportunities in other renewable fuels plants.

Cash Flow Used In Financing Activities

We used cash to pay down our debt by $8,965,027 during the fiscal year ended December 31, 2006 compared to $4,544,543 used for debt payments for the fiscal year ended December 31, 2005.  During the fiscal year ended December 31, 2006 we made cash distributions to our members in the aggregate amount of $11,512,000.  There were no cash distributions made to our members in 2005.

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

As of December 31, 2006, we had outstanding debt of $15,514,630 on the term debt and did not have any borrowings on the revolving loan.

There is an annual facility fee of $20,000 on the term loan beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  There is an additional $10,000 annual service fee for the revolving credit agreement which can be terminated prior to its maturity, thereby discontinuing the service fee.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   On June 25, 2006, Farmers & Merchants Union Bank approved our August 2006 membership distribution totaling $5,756,000.  Farmers & Merchants Union Bank has also approved our capital expenditures in excess of $1,000,000 for 2006 and has requested this same approval for 2007.  As of December 31, 2006, we are in compliance with all of our financial debt covenants.  The loan is secured by substantially all of the Company’s assets.

Bioenergy Program Payments

We were enrolled in the USDA Commodity Credit Corporation’s Bioenergy program.  Under the USDA CCC Bioenergy program, the Commodity Credit Corporation reimbursed eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer was able to receive more than $7.5 million under the program. Because we qualified as an eligible producer and annually utilize at least 15 million bushels of corn in the increased production of ethanol, we were potentially eligible to receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation was able to award only $100 million annually for fiscal years 2005 through 2006, and any award we received was reduced based upon the volume of applications from other eligible producers.  Furthermore, CCC’s funds were exhausted in the third quarter of the government fiscal year, and the program terminated as of June 30, 2006.

For the fiscal year ended December 31, 2006, we recorded Bioenergy Program income of $393,336 and we do not anticipate any more revenue from the Bioenergy Program since it was terminated on June 30, 2006.

Subsequent Events

On January 9, 2007, our directors declared a cash distribution of $500 per membership unit of record at the close of business on January 9, 2007.  The distribution totaled approximately $14,390,000 and was distributed to our members on February 15, 2007.  Farmers & Merchants Union Bank approved this distribution.

On February 12, 2007, our directors approved a $10,000,000 equity investment in another ethanol production facility under development.  However, we have not advanced any funds for this investment and we do not plan to do so until the project achieves certain financing milestones, including a debt financing commitment.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We did not have any critical accounting estimates as of the fiscal year ended December 31, 2006.

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

United Wisconsin Grain Producers, LLC

Friesland, Wisconsin

We have audited the accompanying balance sheet of United Wisconsin Grain Producers, LLC as of December 31, 2006 and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Wisconsin Grain Producers, LLC as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

March 15, 2007

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Balance Sheet

December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$29,981,331
Restricted cash	411,587
Derivative instruments	150,463
Trade accounts receivable	4,298,190
Prepaid expenses and other current assets	937,669
Inventory	1,702,855
Total current assets	37,482,095

Property, Plant and Equipment
Land and land improvements	5,806,181
Office equipment	447,453
Administration building	488,454
Plant and process equipment	47,100,121
Construction in process	1,326,435
Total property and equipment	55,168,644
Less accumulated depreciation	7,804,420
Net property, plant and equipment	47,364,224

Other Assets
Investment	100,000
Total other assets	100,000

Total Assets	$84,946,319

Notes to Financial Statements are an integral part of this Statement.

December 31, 2006
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$1,164,740
Accounts payable	2,672,641
Accrued liabilities	1,345,536
Total current liabilities	5,182,917

Long-Term Debt, less current maturities	14,349,890

Commitments and Contingencies

Members’ Equity, 28,780 units issued and outstanding	65,413,512

Total Liabilities and Members’ Equity	$84,946,319

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statements of Operations

	Years Ended December 31,
	2006	2005

Revenues	$111,771,603	$54,477,045

Cost of Goods Sold	67,482,429	43,643,191

Gross Profit	44,289,174	10,833,854

Operating Expenses	3,383,385	2,286,229

Operating Income	40,905,789	8,547,625

Other Income (Expense)
Grant income	—	187,852
Interest income	554,263	64,283
CCC Bio-Energy income	393,336	2,722,912
State of Wisconsin incentive program income	—	475,000
Interest expense	(1,338,803)	(1,320,055)
Miscellaneous income (expense), net	(496,736)	57,778
Total other income (expense), net	(887,940)	2,187,770

Net Income	$40,017,849	$10,735,395

Net Income Per Unit (28,780 units outstanding)	$1,390.47	$373.02

Distributions Per Unit (28,780 units outstanding)	$400.00	$—

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statement of Changes in Members’ Equity

Balance — January 1, 2005	$26,172,268

Net Income for the year ended December 31, 2005	10,735,395

Balance — December 31, 2005	36,907,663

Net Income for the year ended December 31, 2006	40,017,849

Member Distributions for the year ended December 31, 2006	(11,512,000)

Balance — December 31, 2006	$65,413,512

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statements of Cash Flows

	Years Ended December 31,
	2006	2005

Cash Flows from Operating Activities
Net income	$40,017,849	$10,735,395
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,857,026	3,006,850
Write-off of debt issuance costs	519,406	—
Loss (gain) on derivative instruments	(3,183,371)	259,196
Grant income	—	(187,852)
Changes in assets and liabilities:
Restricted cash	(331,307)	(80,280)
Derivative instruments	2,944,102	(5,614)
Trade accounts receivable	(721,138)	(3,694,136)
Inventory	(292,108)	(1,410,747)
Prepaid expenses and other current assets	(316,081)	(485,096)
Accounts payable	(565,609)	2,960,511
Accrued liabilities	985,891	343,503
Net cash provided by operating activities	43,914,660	11,441,730

Cash Flows from Investing Activities
Capital expenditures	(974,473)	(1,175,915)
Payments for construction in process	(1,168,306)	—
Other investments	(100,000)	(1,000)
Net cash used in investing activities	(2,242,779)	(1,176,915)

Cash Flows from Financing Activities
Proceeds from grants for operating expenses	—	218,637
Proceeds from grants for capital expenditures	—	443,905
Proceeds from long term debt	—	2,453,714
Payments for long term debt	(8,965,027)	(4,544,543)
Payments for debt issuance costs	—	(59,119)
Payment of member distributions	(11,512,000)	—
Net cash used in financing activities	(20,477,027)	(1,487,406)

Notes to Financial Statements are an integral part of this Statement.

	Years Ended December 31,
	2006	2005

Net Increase in Cash and Cash Equivalents	$21,194,854	$8,777,409
Cash and Cash Equivalents — Beginning of Year	8,786,477	9,068

Cash and Cash Equivalents — End of Year	$29,981,331	$8,786,477

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Interest	$1,505,913	$1,315,024

Supplemental Disclosure of Noncash Investing and Financing Activities

Refinancing of long term debt	$16,040,376	$—

Capital expenditures and construction in process funded by long-term debt	$—	$8,368,571

Operating expenses funded by construction loan	$—	$3,000

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2006 and 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Wisconsin Grain Producers LLC (a Wisconsin limited liability company) is a 40 million gallon nameplate ethanol plant located near the town of Friesland in the township of Randolph, Wisconsin.  The Company sells its production of ethanol and distillers grains, a co-product of ethanol production, within the United States.

The Company was organized in November of 2001 and commenced operations on May 5, 2005.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized, generally, when the customer has taken title, which occurs when the product is shipped, and has assumed the risks and rewards of ownership, prices are fixed or determinable.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  Because the Company is the primary obligor in the sales arrangement with the customer, these marketing fees and commissions are recorded gross in Operating Expenses in the accompanying statements of operations.

The Company records incentives received from federal and state programs related to the production of ethanol, as other income, when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.  Interest income is recognized as earned.

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded for the years ending December 31, 2006 and 2005.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

The Company is required to deposit cash into a restricted cash account by the Company’s broker as discussed below.

Trade Accounts Receivable

Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts.  The Company extends credit to customers for sales of ethanol and distillers grain in the normal course of business.  Credit is extended based on an on-going evaluation of a customer’s financial conditions and generally no collateral is required.  If payment is not received on a timely basis in accordance with the Company’s credit terms it is considered past due.  Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses when required.  At December 31, 2006 and 2005, the Company believes all receivables are fully collectible and no allowance for doubtful accounts is deemed necessary.

Inventory

Inventory consists of raw materials, work in process, and finished goods.  Corn is the primary raw material and, along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol produced and distillers grains, and are stated at the lower of average cost or market.

Property, Plant  and Equipment

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

Derivative Instruments

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivatives are recorded in cost of goods sold.

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.

Cash flows associated with derivative instruments are presented in the same category on the Statements of Cash Flow as the item being hedged

Government Incentive Payments

For the years ended December 31, 2006 and 2005, the Company recorded $393,336 and $2,722,912, respectively as other income from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  This program enabled the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production was eligible and was considered increased production.  Payments under the program were subject to pro rata reduction if aggregate payments to all producers in any USDA fiscal year exceeded the annual funding of the program.  As of December 31, 2006, the Company had no receivable recorded from the CCC Bioenergy Program. The program was terminated as of June 30, 2006 therefore the Company does not anticipate recording any more revenue from this program.

The Company recorded other income of $475,000 for the year ended December 31, 2005, related to the State of Wisconsin Producer Subsidy Payment program.  Due to a designated sunset date of June 30, 2006, the Company does not anticipate recording any more revenue from this program.

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

Reclassifications

The presentation of revenues, cost of goods sold, and operating expenses in the statements of operations for 2005 have been changed to conform to the classification used in 2006.  These reclassifications had no effect on net income as previously reported.

2.  INVENTORY

Inventory consists of the following at December 31, 2006:

Raw materials	$697,081
Work in process	126,868
Finished goods	878,906
Total	$1,702,855

3.  DERIVATIVE INSTRUMENTS

In order to reduce the risk caused by market fluctuations, the Company hedges its anticipated corn purchases by entering into options, futures contracts, and swap agreements. These contracts are used with the intention to fix the purchase price of the Company’s anticipated requirements of corn used in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, records in earnings adjustments caused from marking these instruments to market on a monthly basis.

At December 31, 2006, the Company had recorded an asset for derivative instruments related to corn option and futures positions of approximately $150,463.  None of the open positions, at December 31, 2006 were designated as hedges.  Realized and unrealized gains and losses related to these derivative contracts related to corn purchases are included as a component of cost of goods sold.  The Company has recorded a combine realized and unrealized gain of approximately $3,183,371 and a combine realized and unrealized loss of $259,196 for the years ended December 31, 2006 and 2005, respectively.

The Company is required to maintain cash balances at its broker related to derivative instrument positions.  At December 31, 2006, restricted cash totaled $411,587 and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.

4.  BANK FINANCING

On May 25, 2006 the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA.  The term debt consists of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and requires monthly payments based on a ten-year amortization beginning July 1, 2006.  As of December 31, 2006, the Company had outstanding debt of $15,514,630 on the term debt and did not have any borrowings on the revolving credit commitment.

There is an annual service fee of $10,000 for the revolving credit agreement and an annual facility fee of $20,000 beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  If the revolving line of credit is terminated prior to its maturity, the $10,000 annual service fee will no longer be incurred.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios.  The Company has not violated any financial debt covenants during the year ending December 31, 2006 or 2005 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote.  The loan is secured by substantially all the Company’s assets.

5.  LONG TERM DEBT

Long term debt consists of the following:

December 31, 2006
Bank Financing (Note 4)	$15,514,630
Less: amounts due within one year	1,164,740
Totals	$14,349,890

The estimated maturities of long term debt at December 31, 2006 are as follows:

2007	$1,164,740
2008	1,252,002
2009	1,352,313
2010	1,457,336
2011	10,288,239
Total	$15,514,630

6.  LEASE OBLIGATIONS

The Company signed a ten-year lease agreement in August 2004 with a leasing company for eighty-five covered hopper rail cars at $460 per month per rail car.

The Company entered into two, five-year rental agreements in April and May of 2005 for two wheel loaders at approximately $1600 per month per wheel loader.

The Company entered into a five-year lease agreement in April 2005 with a bank to lease a rail shuttle wagon at $3,300 per month.

Lease expense for operating leases for the years ending December 31, 2006 and December 31, 2005 was $511,409 and $335,180, respectively.

At December 31, 2006 the Company had the following minimum commitments for payment of leases:

2007	$545,805
2008	545,805
2009	545,804
2010	491,478
2011	469,200
Thereafter	1,837,700
Total	$4,435,792

7.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the seed capital units issued prior to the Company’s initial registered offering.

As of December 31, 2006 and December 31, 2005 the Company had 28,780 units outstanding.

8.  RELATED PARTY TRANSACTIONS

In the year ending December 31, 2006, the Company had incurred $90,843 in director fees and related expense of which all had been paid as of December 31, 2006.  In the year ending December 31, 2005, the Company had incurred $71,557 in director fees and related expense, of which $797 to one member is included in accounts payable at December 31, 2005.  In 2006, the Company purchased approximately $11,900,000 of corn from members which represented 31.4% of corn purchased in 2006. In 2005, the Company purchased approximately $11,300,000 of corn from members which represented 43.0% of corn purchased in 2005.

9.  EMPLOYEE BENEFIT PLANS

The Company has adopted a 401(k) plan effective January 1, 2006 which provides retirement savings options for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  The Company makes a matching contribution based on the participants’ eligible wages.  The Company made matching contributions of approximately $36,500 during the year ended December 31, 2006 and made no contributions in the year ending December 31, 2005 since the plan had not yet been adopted.  The employer matching portion has a vesting schedule provision attached.

The Company implemented a profit sharing employee benefit plan on July 10, 2006 for all eligible employees.  The plan allows for a percentage of the Company’s earnings in excess of a pre-determined amount to be divided between eligible employees and payment to be made six months after it is earned to eligible employees still employed with the Company at the time of payment.  The Company recorded an expense related to this plan of $1,272,978 in the year ended December 31, 2006 of which $721,165 is included in accrued liabilities as of December 31, 2006.  There were no expenses incurred in the year ended December 31, 2005 since the plan had not yet been implemented.

10.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at December 31:

2006
Financial statement basis of total assets	$84,946,319

Organizational and start-up costs capitalized	1,769,494
Syndication costs not deductible for tax purposes	506,501
Accumulated Depreciation and amortization	(16,191,579)
Unrealized derivative gains	(205,655)
Prepaid expenses deductible for tax purposes	(334,427)

Income tax basis of total assets	$70,490,653

Financial statement basis of total liabilities	$19,532,807

Accrued expenses not deductible for tax purposes	(1,024,992)

Income tax basis of total liabilities	$18,507,815

 11.  COMMITMENTS AND CONTINGENCIES

Utility Agreements

The Company has entered into an agreement with an electric cooperative to provide electrical service.  The agreement is in effect for a term of three years after electric service was first provided in January of 2004.  At the anniversary of the commencement of services the agreement automatically extends so that the term again covers a period of three years, unless either party gives written notice of intent not to extend.  Since neither party to the agreement has given such notice, the agreement has extended for an additional three years, though January 2010.

In April 2004, the Company entered into a natural gas transportation service agreement, which provides for the transportation of natural gas from the utility city gate to the plant at specific transportation rates for a period of ten years. Upon conclusion of the ten-year term, the agreement shall continue from year to year thereafter.

In December 2004, the Company entered into a natural gas transportation service agreement, which provides for interstate pipeline transportation of natural gas to the utility city gate at specific transportation rates for a period of ten years from the effective date, November 1, 2006.  Upon conclusion of the ten-year term, the Company has the right to renew the agreement at specified tariff rates or can enter into contract negotiations to attempt to obtain a negotiated rate.

In August 2006, the Company entered into a natural gas purchase agreement to purchases specified quantities of natural gas at a then prevailing market price for a period of one year from the effective date, November 1, 2006.  The Company also provided the required 60 day notice to terminate the previous natural gas purchase agreement that had been in effect since April 2004.

Ethanol marketing agreement and major customer

In August 2004, the Company entered into a marketing agreement with an unrelated company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The agreement commenced in May 2005 and was effective for an initial term of 12 months.  The Company paid approximately $383,258 and $240,620 in marketing fees for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.  The Company sells 100% of its ethanol product under this marketing agreement.  During the years ended December 31, 2006 and 2005, sales to that customer were approximately $100,985,710 and $48,453,502, respectively.  At December 31, 2006 amounts due from that customer included in receivables were $3,546,964.

Distillers grain marketing agreement

In August 2004, the Company entered into a marketing agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company elects to ship by rail out of state.  The initial term of the agreement was one year, but the agreement is to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.  Neither party to the agreement has provided such notice.

In April 2005, the Company entered into a marketing agreement with an unrelated company for the purpose of developing and marketing our modified wet distillers grain product.  The initial term of this agreement was one year, but automatically renews for an additional one year unless either party gives the other party not less than 120 days notice prior to the annual renewal date.  Neither party to the agreement has provided such notice.

Corn and Natural Gas Contracts

At December 31, 2006, the Company had forward corn purchase contracts totaling 10.1 million bushels for various delivery periods from January 2007 to December 2008.  The prices on these contracts range from $2.18 to $3.88 per bushel or have a basis level established by the CBOT futures between $-0.10 and $-0.42.

At December 31, 2006, the Company had forward contracts to purchase approximately 284,000 million British thermal units (MMBTU) of natural gas during the months of January through March 2007 at an average price of approximately $7.37 per MMBTU.

Plant Expansion

The Company entered into contracts and started construction on Phase I of a plant expansion in December 2006.  Project costs for Phase I of the plant expansion through December 31, 2006 were approximately $1,326,435 and are expected to total $6.7 million.  Phase I will increase the expected plant capacity to 60 million gallons per year.  In addition, the Company’s Board of Directors also approved construction of a new maintenance building and the expansion of the grains area which is expected to cost $1,535,000.

12.  SUBSEQUENT EVENTS

On January 9, 2007, the Company’s Board of Directors voted to make a cash distribution of approximately $14,390,000 to its unit holders of record as of January 9, 2007.  The distribution was made in February 2007.

On February 12, 2007, the Company’s Board of Directors approved a $10,000,000 equity investment in another ethanol production facility.  However, the Company has not deposited this money into an escrow account and do not plan to do so until the project obtains a debt financing commitment.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accounting firm since the Company’s inception and is the Company’s independent registered public accounting firm at the present time.  The Company has had no disagreements with its auditors.

ITEM 8A.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of  December 31, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated by reference to the definitive proxy statement from our 2007 Annual Meeting of Members to be filed with the Securities and Exchange Commission on the same day as this 10-KSB.  This proxy statement is referred to in this report as the 2007 Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2007 Proxy Statement.

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

14.1

Code of Ethics of United Wisconsin Grain Producers, LLC adopted March 18, 2004.Filed as Exhibit 14.1 to registrant’s periodic report on Form 10-KSB (Commission File 333-92188) filed March 30, 2004 and incorporated by reference herein.

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

The Information required by this Item is incorporated by reference to the 2007 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	March 15, 2007	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	March 15, 2007	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2007	/s/ Robert J. Miller
Robert J. Miller, Vice President and Director

Date: March 15, 2007	/s/ Robert Lange
Robert Lange, Secretary and Director

Date: March 15, 2007	/s/ Carl Benck
Carl Benck, Director

Date: March 15, 2007	/s/ Jerry H. Franz
Jerry H. Franz, Director

Date: March 15, 2007	/s/ Lawrence Lagowski
Lawrence Lagowski, Director

Date: March 15, 2007	/s/ Kevin M. Roche
Kevin M. Roche, Director

Date: March 15, 2007	/s/ Berwyn G. Westra
Berwyn G. Westra, Director