Form 10-Q
period 2007-03-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2007-05-15
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2007

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

(920) 348-5016

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2007, there were 28,780 membership units outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.                          Financial Statements

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$21,678,217	$29,981,331
Restricted cash	2,010,775	411,587
Derivative instruments	—	150,463
Accounts receivable	4,377,348	4,298,190
Prepaid expenses and other current assets	779,847	937,669
Inventory	1,715,888	1,702,855
Total current assets	30,562,075	37,482,095

Property, Plant and Equipment
Land and land improvements	5,806,181	5,806,181
Office equipment	448,708	447,453
Administration building	488,455	488,454
Plant and process equipment	47,113,111	47,100,121
Construction in process	2,511,276	1,326,435
Total property, plant and equipment	56,367,731	55,168,644
Less accumulated depreciation	9,007,078	7,804,420
Net property, plant and equipment	47,360,653	47,364,224

Other Assets
Investment	140,000	100,000
Total other assets	140,000	100,000

Total Assets	$78,062,728	$84,946,319

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$1,183,512	$1,164,740
Accounts payable	1,501,847	2,672,641
Derivative instruments	1,994,419	—
Accrued liabilities	1,172,338	1,345,536
Total current liabilities	5,852,116	5,182,917

Long-Term Debt, less current maturities	14,044,231	14,349,890

Commitments and Contingencies

Members’ Equity, 28,780 units issued and outstanding	58,166,381	65,413,512

Total Liabilities and Members’ Equity	$78,062,728	$84,946,319

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statement of Operations

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$29,104,330	$22,817,707

Cost of Goods Sold	21,075,948	17,428,968

Gross Profit	8,028,382	5,388,739

Operating Expenses	868,156	661,363

Operating Income	7,160,226	4,727,376

Other Income (Expense)
Interest income	254,917	67,456
CCC Bio-Energy income	—	287,084
Interest expense	(286,711)	(395,810)
Miscellaneous income	14,437	17,314
Total other expense, net	(17,357)	(23,956)

Net Income	$7,142,869	$4,703,420

Net Income Per Unit (28,780 weighted average units outstanding)	$248.19	$163.43

Distributions Per Unit	$500.00	$200.00

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$7,142,869	$4,703,420
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,202,658	1,192,212
Loss on derivative instruments	1,076,925	379,024
Changes in assets and liabilities:
Restricted cash	(1,599,188)	12,430
Derivative instruments	1,067,957	(186,274)
Accounts receivable	(79,158)	(1,473,985)
Inventory	(13,033)	(207,971)
Prepaid expenses and other current assets	157,822	(9,595)
Accounts payable	(1,170,794)	(326,127)
Accrued liabilities	(173,198)	40,580
Net cash provided by operating activities	7,612,860	4,123,714

Cash Flows used in Investing Activities
Capital expenditures	(14,245)	(180,492)
Payments for construction in process	(1,184,842)	—
Other investments	(40,000)	—
Net cash used in investing activities	(1,239,087)	(180,492)

Cash Flows used in Financing Activities
Proceeds from revolving line of credit	—	1,398,094
Payments for long term debt	(286,887)	(7,955,768)
Payment of member distribution	(14,390,000)	(5,756,000)
Net cash used in financing activities	(14,676,887)	(12,313,674)

Net Decrease in Cash and Cash Equivalents	(8,303,114)	(8,370,452)

Cash and Cash Equivalents—Beginning of Period	29,981,331	8,786,477

Cash and Cash Equivalents—End of Period	$21,678,217	$416,025

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$286,711	$395,810

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Notes to Unaudited Condensed Financial Statements

March 31, 2007

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006, contained in the Company’s annual report on Form 10-KSB for 2006.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

United Wisconsin Grain Producers, LLC (a Wisconsin limited liability company) is a 40 million gallon nameplate ethanol plant located near the town of Friesland in the township of Randolph, Wisconsin.  The company sells its production of ethanol and distillers grains, a co-product of ethanol production, within the United States.  The plant commenced operations on May 5, 2005.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the customer has taken title, which occurs when the product is shipped, and has assumed the risks and rewards of ownership; prices are fixed or determinable.

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

Cash flows associated with derivative instruments are presented in the same category on the Statements of Cash Flow as the item being hedged.

Reclassifications

The presentation of certain items in the condensed statements of operations for March 31, 2006 has been changed to conform to the classifications used at March 31, 2007. These reclassifications had no effect on members’ equity, net income, or cash flows previously reported.

2.  INVENTORY

Inventory consists of the following at March 31, 2007:

Raw materials	$805,473
Work in process	287,500
Finished Goods	622,915
Total	$1,715,888

3.  DERIVATIVE INSTRUMENTS

At March 31, 2007, the Company had recorded a liability for derivative instruments related to corn and ethanol option and futures positions of approximately $1,994,419.  None of these open positions, at March 31, 2007 were designated as hedges.  Realized and unrealized gains and losses related to these derivative contracts related to corn purchases are included as a component of cost of goods sold.  The Company has recorded a combined realized and unrealized loss on corn hedging of approximately $690,566 and a combined realized and unrealized loss of $379,024 for the quarters ended March 31, 2007 and 2006, respectively.  Realized and unrealized gains and losses related to these derivative contracts related to ethanol sales are included as a component of revenues.  The Company has recorded a combined realized and unrealized loss on ethanol hedging of approximately $386,359 for the quarter ended March 31, 2007 and no gain or loss for the quarter ending March 31, 2006.

The company is required to maintain cash balances at its broker related to derivative instrument positions.  At March 31, 2007, restricted cash totaled $2,010,775 and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.

4.  GOVERNMENT INCENTIVE PAYMENTS

For the three-month period ending March 31, 2007 and March 31, 2006 the Company recorded as other income $0 and $287,084, respectively, from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  The Commodity Credit Corporation Bioenergy Program was terminated on June 30, 2006; therefore, the Company does not anticipate recording any more revenue from this program.

5.  BANK FINANCING

On May 25, 2006 the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA.  The term debt consists of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and requires monthly payments based on a ten-year amortization beginning July 1, 2006.   As of March 31, 2007, the Company had outstanding debt of $15,227,743 on the term debt and did not have any borrowings on the revolving credit commitment.

There is an annual service fee of $10,000 for the revolving credit agreement and an annual facility fee of $20,000 beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  If the revolving line of credit is terminated prior to its maturity, the $10,000 annual service fee will no longer be incurred.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios.  The Company has not violated any financial debt covenants during the three months ending March 31, 2007 or in the year 2006 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote.  The loan is secured by substantially all the Company’s assets.

Long term debt consists of the following:

March 31, 2007
Bank Financing	$15,227,743
Less: amounts due within one year	1,183,512
Total long term debt	$14,044,231

The estimated maturities of long term debt at March 31, 2007 are as follows:

2007	$1,183,512
2008	1,278,216
2009	1,377,485
2010	1,484,463
2011	9,904,067
Total	$15,227,743

6.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

As of March 31, 2007 the Company had 28,780 units outstanding.

7.  COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At March 31, 2007, the Company had forward corn purchase contracts totaling approximately 12.2 million bushels for various delivery periods from April 2007 to November 2009 of which approximately 40% are with members.  The prices on these contracts range from $2.35 to $4.04 per bushel or have a basis level established by the CBOT futures between $-0.07 and $-0.40.  At March 31, 2007, the Company had forward contracts to purchase approximately 128,000 million British thermal units (MMBTU) of natural gas during the months of April through June 2007 at an average price of approximately $7.06 per MMBTU.

Plant Expansion

The Company started construction on Phase I of a plant expansion in December 2006.  Project costs for Phase I of the plant expansion through March 31, 2007 were approximately $2.2 million and are expected to total $7 million.  Phase I will increase the expected plant capacity to 60 million gallons per year.  The Company is also in the process of adding a new maintenance building and expanding the grains shipping and receiving area, which is expected to cost $1.5 million in total.  As of March 31, 2007 the Company had incurred approximately $310,000 on this project.

Investment in Missouri Facility

On February 12, 2007 the board of directors approved a $10 million investment in First Missouri Energy, LLC, which will result in a 28% ownership interest.  First Missouri Energy, LLC intends to construct a 55 million gallon per year ethanol plant near Cape Girardeau, Missouri.  It is presently anticipated that the production of ethanol at this new plant will commence in the fall of 2008.  Subsequently, on April 14, 2007, at the Annual Meeting of Members, the Company disclosed to its members its participation in the First Missouri Energy, LLC joint venture.  With the pending financing offer it is expected the investment will be reduced to $6.3 million as opposed to the $10 million originally approved by the board.  As of March 31, 2007 the company has invested $140,000 in this project.  On April 30, 2007 the Company made an additional investment payment of $600,000 for this project.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2007 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•                    Incorrect assumptions related to industry growth, overcapacity or increased competition in the ethanol market in which we operate;

•                    Fluctuations in the price and market for ethanol and distillers grains;

•                    Availability and costs of products and raw materials, particularly corn and natural gas;

•                    Changes in planned production, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;

•       Our ability to market and our reliance on third parties to market our products;

•       Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

•                  federal ethanol tax incentives;

•                  national, state or local energy policy;

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

•       Financial impacts of our hedging strategies;

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the initial purpose of constructing and operating a 40 million gallon per year nameplate ethanol plant near Friesland, Wisconsin.   Since May 2005, we have been engaged in the production of ethanol and distillers grains. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers grains locally, throughout the continental United States and overseas.   In December of 2006 we commenced construction of an expansion that, when complete, we expect will increase our production capacity to 60 million gallons per year.  We expect completion of this expansion in the third quarter of 2007.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.  We expect to undertake research and development activities in the next 12 months in the form of commissioning studies on internal energy generation in conjunction with our plant expansion, in particular the possibility of using post-fermentation corn solids an as energy source, thereby offsetting our natural gas usage.

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

Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  The cost of corn is affected primarily by the market’s perception of supply and demand factors such as crop production, industry year end inventories, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself has increased the average price of corn and is expected to continue to increase the average price of corn as demand for corn continues to rise.  Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the production areas, production disruption, storage levels, pipeline capacity, and weather in use areas.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to remain above previous averages due to the high price of alternative fuels such as fuel oil.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Amount	%	Amount	%
Income Statement Data
Revenues	$29,104,330	100.0	$22,817,707	100.0

Cost of Goods Sold	$21,075,948	72.4	$17,428,968	76.4

Gross Profit	$8,028,382	27.6	$5,388,739	23.6

Operating Expenses	$868,156	3.0	$661,363	2.9

Operating Income	$7,160,226	24.6	$4,727,376	20.7

Other Expense	$(17,357)	(0.1)	$(23,956)	(0.1)

Net Income	$7,142,869	24.5	$4,703,420	20.6

Revenues.  Revenues from operations for the three months ended March 31, 2007 totaled $29,104,330.  In the three months ended March 31, 2007 ethanol comprised 90% of our revenue and DDGS comprised 10% of our revenue.  Revenues from operations for the three months ended March 31, 2006 totaled $22,817,707, of which ethanol comprised 88% and DDGS comprised 12%.  The increase in revenues from operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is substantially a result of a 16% increase in the price per gallon of ethanol and a 12% increase in gallons produced.  The increase in production is due to continued improvement in plant efficiencies and our corn to alcohol conversion rate.

The price of ethanol in the three months ending March 31, 2007 was up 16% from the price for the same three months in 2006.  Prices remained favorable and relatively stable from the preceding quarter.  Ethanol values are lower than their peak in July 2006 but continue to exceed historical averages.  Management currently expects short-term and mid-term ethanol prices to remain higher than historical averages due to a high demand for ethanol, which may be contributed to by a number of factors, including the use of ethanol as an oxygenate to replace MTBE, the high price of gasoline encouraging voluntary blending, and the growing recognition of ethanol as an alternative energy source.  However, management believes the industry will need to continue to grow demand in order to sustain these higher prices.  According to the Renewable Fuels Association, as of April 25, 2007 there were 116 ethanol plants in operation nationwide with the capacity to produce more than 5.9 billion gallons annually, with an additional 81 new plants and 8 expansions under construction expected to add an additional estimated 6.6 billion gallons of annual production capacity in the next 12 to 18 months.  Unless the new supply is equally met with increased demand, downward pressure on ethanol prices could occur.  If ethanol prices start to decline, our earnings will also decline, particularly if corn costs continue to rise.

Our revenues include a loss of $386,359 for the three months ended March 31, 2007 related to our ethanol derivative instruments.  We did not hold any ethanol derivative instruments in the three months ended March 31, 2006.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments are impacted, which affects our financial performance.  We expect the volatility in these derivative instruments to continue to have an impact on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.   These instruments are the primary tools of our risk management program for ethanol revenues.

The sales price for our distillers grains has remained relatively unchanged for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources change significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grain prices.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three months ended March 31, 2007 totaled $21,075,948 as compared to $17,428,968 for the three months ended March 31, 2006.  The 21% increase in cost of goods sold in the three months ended March 31, 2007 as compared to the same three months the previous year is a net result of a 42% increase in the cost of corn and other ingredients, and a 32% decrease in the cost of natural gas (energy).

The increase in the cost of corn is due to a 5% increase in volume of corn ground and a 42% increase in the price of corn and related hedging costs.  Corn prices during the three months ending March 31, 2007 exceeded historical averages in anticipation of lower carryout supplies.  Increased emphasis on alternative fuel sources and use of corn in the production of ethanol has impacted corn prices and may continue to put upward pressure on corn prices for the long term.  The current USDA carryout supply projection indicates supplies of 893 million bushels on hand September 1, 2007 versus supplies of 1.967 billion bushels the prior year.    Although the carryout supplies for the 2007 marketing year are projected to be adequate, supplies have historically been tight, and any production shortfall during the 2007 growing season will create volatility and may increase our cost of corn.  Tight supplies of corn could increase the volatility in the market and changes to supply or demand, or perceived changes to supply or demand, could cause the market to react with higher prices to encourage demand rationing.  These higher prices will have a negative impact to our costs of goods sold.

Our cost of goods sold includes a loss of $690,566 for the three months ended March 31, 2007 related to our corn derivative instruments as compared to a $379,024 loss for the three months ended March 31, 2006.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.

Natural gas is also an important input to our manufacturing process.  The 32% decrease in our natural gas cost is generally a net result of a 5% increase in volume and a 35% decrease in our price of natural gas.   In the three months ended March 31, 2007 we used 5% more gas in the production of ethanol and distillers grains, but we enjoyed much lower purchase costs for our natural gas compared to the same period in the previous year.  We estimate that our natural gas usage is approximately 123,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Natural gas has recently been available only at prices exceeding historical averages. These heightened prices increased our costs of production.  Although natural gas prices trended lower as the year progressed, we expect natural gas prices to remain higher than historic values given the higher value of energy sources generally.  This could increase our gas costs substantially, which will adversely impact our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with them on an on-going basis to mitigate our exposure to volatile gas prices.   We have also secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day.

Gross Profit.  Gross profit for the three months ending March 31, 2007 was approximately $8,028,382, a 49% increase over the gross profit of $5,388,739 for the three months ending March 31, 2006.    This increase is due primarily to increased production and, to a lesser extent, increased efficiency at the plant and an increase in the favorable spread between the selling prices of our products and the costs of the raw materials required to produce our products as discussed in “Revenues” and “Cost of Goods Sold” above.

In the three months ending March 31, 2007 we enjoyed a very favorable spread between the selling price of the ethanol and distillers grains we sold and the cost of the raw materials we require to produce our ethanol and distillers grains.  We do not expect the spread between the price we receive for our products and the costs of our raw materials to continue to exist at such a favorable rate in the future.  The increasing cost of corn is anticipated to erode our margins.  A decrease in this spread will adversely affect our financial performance.

Operating Expenses.  Operating expenses of $868,156 for the three months ending March 31, 2007 represented 3% of our revenues as compared to operating expenses of $661,363 for three months ending March 31, 2006, which represented 3% of revenues.    The increase in operating expenses for the three months ended March 31, 2007 was primarily due to an increase in general and administrative expenses.

Operating Income.  Operating income for the three months ending March 31, 2007 totaled $7,160,226 or approximately 25% of revenues.  Operating income for the three months ending March 31, 2006 totaled $4,727,376 or approximately 21% of revenues.  The increase in operating income for the three months ending March 31, 2007 compared to the three months ending March 31, 2006 is a combined result of the increase in “Gross Profit” (discussed above) and the improvement in our alcohol yields on a per bushel basis.

Other Expense.  Our other expense for the three months ending March 31, 2007 was an expense of $17,357 as compared to an expense of $23,956 for the three months ending March 31, 2006.  Our other expense items at March 31, 2007 consisted primarily of interest income and expense.  Our other expense items at March 31, 2006 consisted primarily of USDA Commodity Credit Corporation (CCC) Bioenergy program payments and interest income and expense.  The changes in other income (expense) items included a reduction in CCC Bioenergy program payments, a decrease in interest expense and an increase in interest income.

We did not receive any payments from the USDA CCC Bioenergy program in the three months ending March 31, 2007 as compared to receipt of payments totaling $287,084 for the three months ending March 31, 2006.  The CCC announced that its funds would be exhausted in the third quarter of the government’s 2006 fiscal year and the program terminated as of June 30, 2006.  For this reason, we will not receive any further income from this program.

Changes in Financial Condition for the Three Months Ended March 31, 2007 Compared to the Fiscal Year Ended December 31, 2006.

Assets totaled $78,062,728 on March 31, 2007, as compared to $84,946,319 on December 31, 2006.  Current assets totaled $30,562,075 on March 31, 2007, as compared to $37,482,095 on December 31, 2006.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a net result of an increase in cash from operations less the $14,390,000 cash used for our member distribution in February 2007 and (ii) a $1,599,188 increase in the restricted cash required by our broker for our derivative instruments.

Current liabilities totaled $5,852,116 on March 31, 2007, as compared to $5,182,917 on December 31, 2006. This change resulted primarily from our derivative instruments which is a reflection of the markets at the close of the period in comparison to the prices at the time the various contracts were entered into.  Long term debt, net of current maturities, totaled $14,044,231 on March 31, 2007, as compared to $14,349,890 on December 31, 2006.  This reduction is a direct reflection of the principal payments made on our long-term debt as required by our loan agreement.

Member’s Equity totaled $58,166,381 on March 31, 2007, as compared to $65,413,512 on December 31, 2006.  This change is a net result of earnings from operations less the $14,390,000 membership distribution paid out in February 2007.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended March 31, 2007 and 2006:

	Three months ended March 31
	2007	2006
Net cash provided by operating activities	$7,612,860	$4,123,714
Net cash used in investing activities	$(1,239,087)	$(180,492)
Net cash used in financing activities	$(14,676,887)	$(12,313,674)

Cash Flow from Operations.  Our net cash flow provided from operating activities for the three months ending March 31, 2007 was $7,612,860, as compared to $4,123,714 for the same period the previous year.  The increase in net cash flow provided from operating activities for the three months ending March 31, 2007 compared to the three months ending March 31, 2006 was primarily due to our increase in earnings.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the three months ending March 31, 2007 constituted expenditures of $1,239,087, as compared to expenditures of $180,492 for the same period the previous year.  The increase in expenditures for the three months ending March 31, 2007 compared to the three months ending March 31, 2006 is primarily due to construction in process payments of $1,184,842 for Phase I of the plant expansion.

Management estimates that approximately $3,500,000 in capital expenditures will be made in the next six months for general operational improvements, grains shipping, receiving and storage improvements, and construction of the new maintenance building; an additional $7,000,000 will be spent to complete Phase I of the plant production expansion.

It is presently estimated an additional $30,000,000 will be spent in 2007 and 2008 for Phase II of the plant capacity expansion (See “Plant Expansion” below), all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  Utilizing cash generated from operations for the plant expansion may impact our ability to pay out future member distributions.  Our projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.  We currently estimate that both Phase I and Phase II of the plant expansion will be complete by December 2008; however, construction may not stay on schedule and we may not be able to operate at the expanded production levels by the end of 2008.

In addition to capital investment to increase the capacity and efficiency of our Friesland facility, on February 12, 2007 our board approved a $10,000,000 investment in a joint venture to construct and operate a 55 million gallon capacity ethanol plant at Cape Girardeau, Missouri.  We anticipate that our equity requirement may be reduced to $6,300,000, or a 28% ownership interest in the facility, due to a favorable proposal from a lender to finance approximately 80% of the project.  As of March 31, 2007 we had paid out $140,000 on this project.  We paid out an additional $600,000 on April 30, 2007.  We expect to pay our remaining capital contribution in June 2007.  We antitipate that the production of ethanol at this new plant will commence in the fall of 2008.

Cash Flow Used In Financing Activities.  Our net cash flow used in financing activities for the three months ending March 31, 2007 constituted expenditures of $14,676,887, as compared to expenditures of $12,313,674 for the same period the previous year.  We used cash to pay down our debt by $286,887 during the three months ending March 31, 2007 compared to $7,955,768 used for debt payments for the three months ending March 31, 2006.  The principal paid in the three months ending March 31, 2007 was pursuant to the ten-year amortization required by our existing loan agreement with Farmers & Merchants Union Bank.  The principal paid during the three months ending March 31, 2006 included additional principal payments allowed for by our loan agreement with our previous lender, AgStar Financial Services, in an effort to reduce debt.  During the three months ending March 31, 2007 we made cash distributions to our members in the aggregate amount of $14,390,000 as compared to $5,756,000 in the three months ending March 31, 2006.

Short-Term and Long-Term Debt Sources

On May 25, 2006, we signed credit agreements with Farmers & Merchants Union Bank of Friesland, Wisconsin and refinanced our initial term debt and revolving loan commitment.  The credit facility is secured by substantially all of our assets.   The term loan of $16,040,376 is for five years with a ten-year amortization.  Payments on the term loan are paid in monthly installments including principal and interest.  The interest rate is fixed at 7.4% for both the term and revolving loan for 5 years.  Interest is due monthly on the revolving loan commitment.

As of March 31, 2007, we had outstanding debt of $15,227,743 on the term debt and did not have any borrowings on the revolving loan.

There is an annual facility fee of $20,000 on the term loan beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  There is an additional $10,000 annual service fee for the revolving credit agreement which can be terminated prior to its maturity, thereby discontinuing the service fee.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   On June 25, 2006, Farmers & Merchants Union Bank approved our August 2006 membership distribution totaling $5,756,000.  Farmers & Merchants Union Bank approved our capital expenditures in excess of $1,000,000 for 2006, our member distribution of $14,390,000 in February 2007 and has also approved our anticipated capital expenditures in excess of $1,000,000 for 2007.  As of March 31, 2007, we are in compliance with all of our financial debt covenants.  The loan is secured by substantially all of the Company’s assets.

Plant Expansion

We have engaged an engineering firm to assist in developing a plan to increase the design capacity of our plant to 80 million gallons of ethanol production annually from our current name-plate capacity of 40 million gallons per year.  Our current production rate is approximately 52 million gallons per year.  The scope of the project being studied includes shipping and receiving capacity increases, plant processing capacity increases, additional product storage, and logistics improvements.  We expect the project will be completed in at least two phases. Phase I of the plant expansion was approved in June 2006 and construction began in December 2006.  Phase I is expected to result in an increase in production capacity to 60 million gallons annually by August 2007.  However, it is possible that construction will not stay on schedule or that we will not be able to operate at expanded production levels by that date.

Phase I entails increasing the cook and fermentation system capacity by 65%.  On December 15, 2006, the Wisconsin Department of Natural Resources approved our application for an air pollution control construction permit to construct the Phase I scope of work and initially operate our plant up to the increased capacity of 60 million gallons of ethanol per year.   Sixty million gallons is the estimated capacity of the downstream processing of raw products of fermentation.  As of March 31, 2007 we had made approximately $2.2 million construction-in-process payments for Phase I of our expansion. Project costs for Phase I are expected to total $7,000,000.

Phase II of our expansion project involves post-fermentation capacity expansion and is expected to increase overall production capacity to 80 million gallons by 2008.  The estimated cost of Phase II is approximately $30,000,000, although we have not finalized the design and the scope of work at this time.  On July 10, 2006 the board approved expenditures for a fractionation project.  Fractionation is a process that separates the corn kernel into separate components prior to fermentation, allowing a purer stream of starch for fermentation, requiring less water and energy, and producing a higher throughput of ethanol.  Although approved by the board, we have not made any commitment on the prospective purchase of a fractionation system.  Changes in our perception of the risk and reward situation have resulted in a new round of evaluation of the suitability of fractionation for our facility versus other operational cost savings projects that are available.

On October 10, 2006 the board approved $535,000 for the construction of a new maintenance building.  The new building is to provide additional area for plant maintenance to minimize lost opportunity due to plant interruptions, allowing the maintenance department to entertain multiple projects simultaneously ranging from large pipe fabrication to complex electrical circuit design.  The construction of this new facility is currently underway.  As of March 31, 2007, we had made approximately $300,000 construction-in-process payments for this maintenance building.

We expect to finance the plant expansions through a combination of earnings from operations and additional debt financing.  This could limit our ability to make member distributions as they have occurred in the past.  We may not be able to finance the projects as anticipated.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

There were no material changes in the Company’s accounting estimates during the three months ended March 31, 2007.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk, as all of our business is conducted in U.S. Dollars, or to interest rate risk, as the interest rate for our existing term debt and revolving loan commitment is fixed at 7.4% until May 2011.  We use derivative financial instruments as part of an overall strategy to manage market risk.  We use cash, futures and option contracts to hedge changes to the commodity prices of corn and gasoline. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and our reliance on sales of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are marking to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At March 31, 2007 and December 31, 2006, the fair value of our derivative instruments for corn and gasoline is a liability in the amount of $1,994,419 and an asset in the amount of $150,463, respectively.  At December 31, 2006, we held derivative instruments for corn, but no ethanol-related derivative instruments.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or gasoline. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

To manage our corn price risk, our hedging strategy is designed to establish a price ceiling and floor for our corn purchases.  We have taken a net long position on our exchange-traded futures and options contracts, which allows us to offset increases or decreases in the market price of corn.  The upper limit of loss on our futures contracts is the difference between the contract price and the cash market price of corn at the time of the execution of the contract.  The upper limit of loss on our exchange-traded and over-the-counter option contracts is limited to the amount of the premium we paid for the option.

We estimate that our expected corn usage (without taking into account our expansion) is approximately 17.9 million bushels per year for the production of 52 million gallons of ethanol.  We have price protection in place for a portion of our expected corn usage through November 2009 using forward contracts, CBOT futures and options and over-the-counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

We have also entered into gasoline derivative instruments to hedge the variability of ethanol prices.  While not perfectly correlated, we have found that ethanol and gasoline prices tend to move in tandem.  Therefore, the gasoline contracts the company has entered into are intended to offset cash decreases in the price of ethanol we receive.

To manage our natural gas price risk, we have entered into forward contracts to purchase approximately 128,000 MMBTU of natural gas for the period April through June 2007 at an average price of approximately $7.06 per MMBTU.  We may also purchase additional natural gas requirements for the 2007 calendar year as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to corn and gasoline price risk. The table presents the fair value of our derivative instruments as of March 31, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
March 31, 2007	$(1,994,419)	$199,442
December 31, 2006	$150,463	$15,046

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), J.F. Robertson, along with our Chief Financial Officer, (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.                        Exhibits

(a)                                  The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
10.1	Employment Agreement with Jeff Robertson, Chief Executive Officer, dated September 27, 2006.
10.2	Term Credit Agreement with Farmers & Merchants Union Bank, dated May 25, 2006.
10.3	Revolving Credit Agreement with Farmers & Merchants Union Bank, dated May 25, 2006.
10.4	Business Note with Farmers & Merchants Union Bank, dated May 25, 2006.
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date: May 15, 2007	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)