Form 10-Q
period 2007-06-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2007-08-14
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2007

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

As of August 10, 2007, there were 28,780 membership units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

ASSETS	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$25,769,916	$29,981,331
Restricted cash	847,325	411,587
Derivative instruments	—	150,463
Accounts receivable	3,165,720	4,298,190
Prepaid expenses and other current assets	890,541	937,669
Inventory	2,236,993	1,702,855
Total current assets	32,910,495	37,482,095

Property, Plant and Equipment
Land and land improvements	5,806,181	5,806,181
Office equipment	450,349	447,453
Administration building	488,454	488,454
Plant and process equipment	47,183,402	47,100,121
Construction in process	5,996,813	1,326,435
Total property, plant and equipment	59,925,199	55,168,644
Less accumulated depreciation	10,224,112	7,804,420
Net property, plant and equipment	49,701,087	47,364,224

Other Assets
Investment	1,041,346	100,000
Total other assets	1,041,346	100,000

Total Assets	$83,652,928	$84,946,319

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Current Liabilities
Current maturities of long-term debt	$1,206,073	$1,164,740
Accounts payable	3,033,528	2,672,641
Derivative instruments	600,349	—
Accrued liabilities	1,216,255	1,345,536
Total current liabilities	6,056,205	5,182,917

Long-Term Debt, less current maturities	13,735,625	14,349,890

Commitments and Contingencies

Members’ Equity, 28,780 units issued and outstanding	63,861,098	65,413,512

Total Liabilities and Members’ Equity	$83,652,928	$84,946,319

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006
	(Unaudited)	(Unaudited)

Revenues	$28,245,629	$30,578,904

Cost of Goods Sold	21,525,312	17,680,454

Gross Profit	6,720,317	12,898,450

Operating Expenses	944,819	691,476

Operating Income	5,775,498	12,206,974

Other Income (Expense)
Interest income	248,004	30,561
CCC Bio-Energy income	—	85,008
Interest expense	(255,185)	(521,045)
Equity in net loss of investment	(113,654)	—
Miscellaneous income (expense), net	40,054	(503,236)
Total other expense	(80,781)	(908,712)

Net Income	$5,694,717	$11,298,262

Net Income Per Unit (28,780 weighted average units outstanding)	$197.87	$392.57

Distribution Per Unit	$—	$200.00

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)

Revenues	$57,349,959	$53,396,611

Cost of Goods Sold	42,601,261	35,109,422

Gross Profit	14,748,698	18,287,189

Operating Expenses	1,812,973	1,352,840

Operating Income	12,935,725	16,934,349

Other Income (Expense)
Interest income	502,921	98,017
CCC Bio-Energy income	—	372,092
Interest expense	(541,896)	(916,855)
Equity in net loss of investment	(113,654)	—
Miscellaneous income (expense)	54,490	(485,921)
Total other expense	(98,139)	(932,667)

Net Income	$12,837,586	$16,001,682

Net Income Per Unit (28,780 units outstanding)	$446.06	$556.00

Distributions Per Unit	$500.00	$200.00

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$12,837,586	$16,001,682
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,419,692	2,406,427
Write-off of debt issuance costs	—	519,406
Loss on derivative instruments	1,691,892	855,526
Equity in net loss of investment	113,654
Changes in assets and liabilities:
Restricted cash	(435,738)	(368,074)
Derivative instruments	(941,080)	(663,363)
Accounts receivable	1,132,470	(1,880,494)
Inventory	(534,138)	(259,486)
Prepaid expenses and other current assets	47,128	(41,353)
Accounts payable	(263,678)	(837,506)
Accrued liabilities	(129,281)	(184,268)
Net cash provided by operating activities	15,938,507	15,548,497

Cash Flows from Investing Activities
Capital expenditures	(113,641)	(663,614)
Payments for construction in process	(4,018,349)	—
Purchase of investments	(1,055,000)	—
Net cash used in investing activities	(5,186,990)	(663,614)

Cash Flows from Financing Activities
Payments on long term debt	(572,932)	(8,439,281)
Payment of member distributions	(14,390,000)	(5,756,000)
Net cash used in financing activities	(14,962,932)	(14,195,281)

Net Increase (Decrease) in Cash	(4,211,415)	689,602

Cash and Cash Equivalents— Beginning of Period	29,981,331	8,786,477

Cash and Cash Equivalents— End of Period	$25,769,916	$9,476,079

Supplemental Cash Flow Information

Interest expense paid	$545,547	$916,855
Interest capitalized	$27,465	$—
Total interest paid	$573,012	$916,855

Noncash Investing and Financing Activities

Refinancing of long-term debt	$—	$16,040,376
Construction in process in accounts payable	$624,565	$—

Notes to Condensed Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Notes to Unaudited Condensed Financial Statements

June 30, 2007 (unaudited) and December 31, 2006 (audited)

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

Nature of Business

United Wisconsin Grain Producers LLC (a Wisconsin limited liability company) is a 40 million gallon nameplate ethanol plant located near the town of Friesland in the township of Randolph, Wisconsin.  The company sells its production of ethanol and distillers grains, a co-product of ethanol production, within the United States.  The plant commenced operations in May of 2005.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the customer has taken title, which occurs when the product is shipped, and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectibility is reasonably assured.  The Company’s products are shipped FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  However, in accordance with EITF 99-19, because the Company is the primary obligor in the sales arrangement with the customer, these sales and marketing fees and commissions are recorded gross in operating expenses in the accompanying statements of operations.

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

Cash flows associated with derivative instruments are presented in the same category on the Condensed Statements of Cash Flows as the item that is hedged.

Reclassifications

The presentation of certain items in the condensed statements of operations for the three and six months ended June 30, 2006 has been changed to conform to the classifications used for the three and six months ended June 30, 2007. These reclassifications had no effect on members’ equity, net income, or cash flows as previously reported.

2.  INVENTORY

Inventory consists of the following:

	June 30, 2007	December 31, 2006
Raw materials	$1,041,136	$697,081
Work in process	275,003	126,868
Finished goods	920,854	878,906
Total	$2,236,993	$1,702,855

3.  DERIVATIVE INSTRUMENTS

At June 30, 2007, the Company had recorded a liability for derivative instruments related to corn and ethanol option and futures positions of approximately $600,000 and at December 31, 2006, the Company had recorded an asset of approximately $150,000 for derivative instruments related to corn and ethanol option and futures positions.  None of these open positions, at June 30, 2007 and December 31, 2006 were designated as hedges.  The Company has recorded a combined realized and unrealized loss on corn hedging of approximately $16,000 and $477,000 for the quarters ended June 30, 2007 and 2006, respectively and a combined realized and unrealized loss on corn hedging of approximately $706,000 and $856,000 for the six months ended June 30, 2007 and 2006, respectively.  Realized and unrealized gains and losses related to derivative contracts that are related to ethanol sales are included as a component of revenues.  The Company recorded a combined realized and unrealized loss on ethanol hedging of approximately $599,000 for the quarter ended June 20, 2007 and no gain or loss for the quarter ended June 30, 2006.  The combined realized and unrealized loss on ethanol hedging recorded for the six month period ending June 30, 2007 approximated $985,000 and no gain or loss for the six months ended June 30, 2006.

The company is required to maintain cash balances at its broker related to derivative instrument positions.  At June 30, 2007 and December 31, 2006, restricted cash totaled approximately $847,000 and $412,000, respectively, and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.

4.  GOVERNMENT INCENTIVE PAYMENTS

For the three month period ended June 30, 2007 and June 30, 2006 the Company recorded as other income $0 and approximately $85,000, respectively, from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  The Commodity Credit Corporation Bioenergy Program was terminated on June 30, 2006 therefore the Company does not anticipate recording additional revenue from this program.

5.  BANK FINANCING

On May 25, 2006 the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA.  The term debt consists of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and requires monthly payments based on a ten-year amortization beginning July 1, 2006.   As of June 30, 2007 and December 31, 2006, the Company had outstanding debt of $14,941,698 and $15,514,630, respectively, on the term debt and did not have any borrowings on the revolving credit commitment.

There is an annual service fee of $10,000 for the revolving credit agreement and an annual facility fee of $20,000 that began on the closing date, May 25, 2006, and continues upon each anniversary until maturity.  If the revolving line of credit is terminated prior to maturity, the $10,000 annual service fee will no longer be incurred.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios.  The Company has not violated any financial debt covenants during the six months ending June 30, 2007 or in the year 2006 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote.  The loan is secured by substantially all the Company’s assets.

Long term debt consists of the following:	June 30, 2007	December 31, 2006
Bank financing	$14,941,698	$15,514,630
Less: amounts due within one year	1,206,073	1,164,740
Total long term debt	$13,735,625	$14,349,890

The estimated maturities of long term debt at June 30, 2007 are as follows:

2007	$1,206,073
2008	1,302,541
2009	1,403,699
2010	1,383,426
2011	9,645,959
Total	$14,941,698

6.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

As of June 30, 2007 and December 31, 2006 the Company had 28,780 units outstanding.

7.  COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At June 30, 2007, the Company had forward corn purchase contracts totaling approximately 9.3 million bushels for various delivery periods from July 2007 to November 2009 of which approximately 40% are with members.  The prices on these contracts range from $2.22 to $4.24 per bushel or have a basis level established by the CBOT futures between $-0.01 and $-1.67.  At June 30, 2007, the Company had forward contracts to purchase approximately 315,200 million British thermal units (MMBTU) of natural gas during the months of July through November 2007 at an average price of approximately $7.56 per MMBTU.

Plant Expansion

The Company started construction on Phase I of a plant expansion in December 2006.  Project costs for Phase I of the plant expansion through June 30, 2007 were approximately $5.97 million and are expected to total $6.7 million.  Phase I will increase the expected plant capacity to 60 million gallons per year.  The company is also in the process of adding a new maintenance building and expanding the grains shipping and receiving area which is expected to cost $1.5 million in total.  As of June 30, 2007 the Company had accumulated costs of approximately $422,450 on these projects.

Phase II of the expansion involves post-fermentation capacity expansion and is expected to increase overall production capacity to 80 million gallons by December 2008.  The estimated cost of Phase II is approximately $40,000,000, although the design and scope of work has not been finalized.

Investment in Missouri Facility

On February 12, 2007 the board of directors approved up to a $10 million investment in First Missouri Energy LLC which will result in a 28% ownership interest.  First Missouri Energy, LLC intends to construct a 55 million gallon per year ethanol plant near Cape Girardeau, Missouri.  It is presently anticipated that the production of ethanol at this new plant will commence in the fall of 2008.  As of June 30, 2007 the Company has invested $1,155,000 in this project.  The Company is accounting for this investment using the equity method of accounting and recorded a net loss of investment of approximately $114,000 for both the three and six months ended June 30, 2007.

Subsequent Event

On July 10, 2007, the Company’s Board of Directors declared a cash distribution of $136 per membership unit of record at the close of business on July 10, 2007, subject to the approval of the Company’s primary lender.  The distribution will total approximately $3,914,080.  If the distribution is approved, the distribution is expected to be made during the third quarter of 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended June 30, 2007 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Incorrect assumptions related to industry growth, overcapacity or increased competition in the ethanol market in which we operate;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Availability and costs of products and raw materials, particularly corn and natural gas;
•	Changes in planned production, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;
•	Our ability to market and our reliance on third parties to market our products;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

—	federal ethanol tax incentives;
—	national, state or local energy policy;
—	legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;
—	state and federal regulation restricting or banning the use of MTBE; or
—	environmental laws and regulations that apply to our plant operations and their enforcement;

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the initial purpose of constructing and operating a 40 million gallon per year nameplate ethanol plant near Friesland, Wisconsin.   We commenced operations in May 2005.  Since that time, we have been engaged in the production of ethanol and distillers grains. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers grains locally, throughout the continental United States and overseas.   In December 2006 we commenced construction of an expansion that, when complete, we expect will increase our production capacity to 60 million gallons per year.  We expect completion of this expansion in the third quarter of 2007.  Following the completion of this first phase of expansion, we anticipate commencing construction of a second phase of expansion that we expect will increase our production capacity to 80 million gallons per year by December 2008.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.  We expect to undertake research and development activities in the next 12 months in the form of commissioning studies on internal energy generation in conjunction with our plant expansion, in particular the possibility of using post-fermentation corn solids as an energy source, thereby offsetting our natural gas usage.

We are subject to industry-wide factors that affect our operating and financial performance.  Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  Surplus ethanol supplies also tend to put downward pressure on prices.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, the season, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, seasonal fluctuations and the price of substitute livestock feed, such as corn and soybean meal and other animal feed proteins.  Surplus corn and/or protein supplies tend to put downward pressure on distillers grains pricing.  In addition, our revenues are also impacted by such factors such as our dependence on one or a few major customers who purchase and distribute our products; the intensely competitive nature of our industry; possible legislative changes at the federal, state and/or local level; changes in federal ethanol tax incentives; and the rapid growth in ethanol production capacity.

Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  The cost of corn is affected primarily by the market’s perception of supply and demand factors such as crop production, industry year-end inventories, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself has increased the average price of corn and is expected to continue to increase the average price of corn as demand for corn continues to rise.  Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the production areas, production disruption, storage levels, pipeline capacity and weather in use areas.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to remain above previous averages due to the high price of alternative fuels such as fuel oil.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007 (unaudited)		Three Months Ended June 30, 2006 (unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$28,245,629	100.0	$30,578,904	100.0

Cost of Goods Sold	$21,525,312	76.2	$17,680,454	57.8

Gross Profit	$6,720,317	23.8	$12,898,450	42.2

Operating Expenses	$944,819	3.3	$691,476	2.2

Operating Income	$5,775,498	20.4	$12,206,974	40.0

Other Expense	$(80,781)	0.2	$(908,712)	(3.0)

Net Income	$5,694,717	20.2	$11,298,262	37.0

Revenues.  Revenues from operations for the three months ended June 30, 2007 totaled $28,245,629.  In the three months ended June 30, 2007 ethanol comprised 89% of our revenues and DDGS comprised 11% of our revenues.  Revenues from operations for the three months ended June 30, 2006 totaled $30,578,904, of which ethanol comprised 91% and DDGS comprised 9%.  The decrease in revenues from operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is substantially a result of an 11% decrease in the price per gallon of ethanol.

The price of ethanol in the three months ending June 30, 2007 was down 11% from the price for the same three months in 2006.  The price of ethanol in the three months ending June 30, 2007 was down 8% from the preceding quarter, but remained favorable.  Ethanol prices are lower than their peak in July 2006 but continue to exceed historical averages.  Management currently expects short-term and mid-term ethanol prices to remain higher than historical averages due to a high demand for ethanol which may be contributed to a number of factors, including the use of ethanol as an oxygenate to replace MTBE, the high price of gasoline encouraging voluntary blending and the growing recognition of ethanol as an alternative energy source.  However, management believes the industry will need to continue to grow demand in order to sustain these higher prices.  According to the Renewable Fuels Association, as of July 23, 2007 there were 123 ethanol plants in operation nationwide with the capacity to produce more than 6.4 billion gallons of ethanol annually, with an additional 75 new plants and seven expansions under construction expected to add an additional estimated 6.3 billion gallons of annual production capacity in the next 12 to 18 months.  Unless this new supply is equally met with increased demand, downward pressure on ethanol prices could occur.  If ethanol prices continue to decline, our earnings will also decline, particularly if corn costs rise.

Our revenues include a loss of $599,044 for the three months ended June 30, 2007 related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments change; which affects our financial performance.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.   These instruments are the primary tools of our risk management program for ethanol revenues.

The sales prices for our distillers grains have remained relatively unchanged for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources change significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grain prices.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three months ended June 30, 2007 totaled $21,525,312 as compared to $17,680,454 for the three months ended June 30, 2006.  The 22% increase in cost of goods sold in the three months ended June 30, 2007 as compared to the same three months the previous year is a net result of a 45% increase in the cost of corn and other ingredients, and a 32% decrease in the cost of natural gas.

The increase in the cost of corn is due to a 45% increase in the price of corn.  Corn prices during the three months ended June 30, 2007 exceeded historical averages for several reasons.  During this period, projected carry out stocks of corn available on September 1 were at historically tight levels.  Demand for corn from both the export markets and the domestic feed and industrial uses for corn were also strong, indicating additional acres needed to be allocated to corn.  The early spring planting season brought about abnormally wet weather to some parts of the country, mainly in the west, and kept the corn market on edge regarding planting progress and whether or not all the corn acres would be planted in time.  Today corn planted acres are estimated at nearly 93 million acres, and given a normal growing season will likely produce a record corn crop, increasing the total supplies of corn in the fall of 2007.  The projected carry out supplies have also increased, and are projected to be nearly 1.8 billion bushels in September 2008, compared to the projected 1.02 billion bushels for the same date in 2007.  Although supplies appear to be adequate, changes in yield and demand could cause the market to react again with higher prices, which would have a negative impact on our costs of goods sold.

Our cost of goods sold includes a loss of $15,923 for the three months ended June 30, 2007 related to our corn derivative instruments as compared to a $476,502 loss for the three months ended June 30, 2006.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.

Natural gas is also an important input to our manufacturing process.  The price and volume of our natural gas for the three months ended June 30, 2007 decreased 32% as compared to the same period in 2006.   We estimate that our natural gas usage is approximately 123,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Natural gas has recently been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  Although natural gas prices have trended lower since their peak, we expect natural gas prices to remain higher than historic values given the higher value of energy sources generally.  This could increase our gas costs substantially, which will adversely impact our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with them on an on-going basis to mitigate our exposure to volatile gas prices.   We have also secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day.

Gross Profit.  Gross profit for the three months ending June 30, 2007 was $6,720,317, a 48% decrease from the gross profit of $12,898,450 for the three months ending June 30, 2006.  This decrease is due primarily to an 11% decrease in the selling price of our ethanol (see “Revenues” above) and a 45% increase in our cost of corn (see “Cost of Goods Sold” above).

In the three months ending June 30, 2007, although the spread between the selling price of the ethanol and distillers grains we sold and the cost of the raw materials required to produce our ethanol and distillers grains was down from the preceding quarter, we still realized a favorable margin.  The spread between the price we receive for our products and the costs of our raw materials may not continue at this favorable rate in the future.  The rapidly increasing supply of ethanol may outpace the demand for ethanol, placing downward pressure on our selling price and eroding our margins.  A decrease in this spread will adversely affect our financial performance.

Operating Expenses.  Operating expenses of $944,819 for the three months ending June 30, 2007 represented 3.3% of our revenues as compared to operating expenses of $691,476 for three months ending June 30, 2006, which represented 2.2% of our revenues.  The increase in operating expenses for the three months ended June 30, 2007 was primarily due to compensation provided to our employees pursuant to our profit sharing employee benefit plan, which we adopted on July 10, 2006.

Operating Income.  Operating income for the three months ending June 30, 2007 totaled $5,775,498, or 20% of revenues.  Operating income for the three months ending June 30, 2006 totaled $12,206,974, or 40% of revenues.  The decrease in operating income for the three months ending June 30, 2007 compared to the three months ending June 30, 2006 is primarily a result of the decrease in “Gross Profit” (discussed above).

Other Income (Expense).  Our other income (expense) for the three months ending June 30, 2007 was expense of $80,781 as compared to an expense of $908,712 for the three months ending June 30, 2006.  Our other income (expense) items at June 30, 2007 consisted primarily of interest income, interest expense, and a net loss on investment.  Our other income (expense) items at June 30, 2006 consisted primarily of a net interest expense and the write-off of deferred financing costs which occurred due to our debt refinancing in the 2nd quarter of 2006.  The changes in other income (expense) items were due primarily to an increase in interest income and our write-off of the financing costs in 2006.

We did not receive any payments from the USDA CCC Bioenergy program in the three months ending June 30, 2007 as compared to receipt of payments totaling $85,008 for the three months ending June 30, 2006.  Payments under the Bioenergy Program were based upon increases in ethanol production relative to the previous year.  The CCC announced that its funds would be exhausted in the third quarter of the government’s 2006 fiscal year and the program terminated as of June 30, 2006.  For this reason, we will not receive any further income from this program.

Comparison of the six months ended June 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2007 and 2006:

	Six months Ended June 30, 2007 (Unaudited)		Six months Ended June 30, 2006 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$57,349,959	100.0	$53,396,611	100.0

Cost of Goods Sold	$42,601,261	74.3	$35,109,422	65.8

Gross Profit	$14,748,698	25.7	$18,287,189	34.2

Operating Expenses	$1,812,973	3.2	$1,352,840	2.5

Operating Income	$12,935,725	22.6	$16,934,349	31.7

Other Income (Expense)	$(98,139)	(0.2)	$(932,667)	(1.7)

Net Income	$12,837,586	22.4	$16,001,682	30.0

Revenues.  Revenues from operations for the six month period ended June 30, 2007 and 2006 totaled $57,349,959 and $53,396,611, respectively.  The 7.4% increase in revenues from the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to an increase in production, as discussed in “RESULTS OF OPERATIONS — Comparison of the three months ended June 30, 2007 and 2006.”

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenues were 74.3% and 65.8% for the six months ended June 30, 2007 and 2006, respectively.  The increase in our cost of goods sold percentage is primarily due to a 36% increase in the cost of corn, as discussed in “RESULTS OF OPERATIONS — Comparison of the three months ended June 30, 2007 and 2006.”

Operating Expenses.  Our operating expenses as a percentage of revenues resulted in a slight increase to 3.2% from 2.5% for the six months ended June 30, 2007 as compared to the same period in 2006, as discussed in “RESULTS OF OPERATIONS — Comparison of the three months ended June 30, 2007 and 2006.”

Operating Income.  Our income from operations decreased to 22.6% from 31.7% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  Higher corn costs have decreased our margins from the same period in 2006, causing our operating income to represent a lower percentage of revenues, as discussed in “RESULTS OF OPERATIONS — Comparison of the three months ended June 30, 2007 and 2006.”

Other Income (Expense).  Our other income (expense) as a percentage of revenues was an expense of 0.2% and an expense of 1.7% for the six months ended June 30, 2007 and 2006, respectively.  The decrease in net expense for the six months ending June 30, 2007 is due in part to our reduction in interest expense to $541,896 from $916,855 and our increase in interest income to $502,921 from $98,017, as compared to the same period in 2006.  There was also a $519,406 write-down of debt financing costs in 2006 which we did not realize in 2007.  Further, we did not receive any payments from the USDA CCC Bioenergy program in the six months ending June 30, 2007 as compared to receipt of payments totaling $372,082 for the six months ending June 30, 2006.  Payments under the Bioenergy Program are based upon increases in ethanol production relative to the previous year.  The CCC announced that its funds would be exhausted in the third quarter of the government’s 2006 fiscal year and the program terminated as of June 30, 2006.  For this reason, we will not receive any further income from this program.

Changes in Financial Condition for the Six Months Ended June 30, 2007 Compared to the Fiscal Year Ended December 31, 2006.

Assets totaled $83,709,102 on June 30, 2007, as compared to $84,946,319 on December 31, 2006.  Current assets totaled $32,910,495 on June 30, 2007, as compared to $37,482,095 on December 31, 2006.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a net result of an increase in cash from operations less the $14,390,000 cash used for our member distribution in February 2007 and (ii) a $485,738 increase in the restricted cash required by our broker for our derivative instruments.

Current liabilities totaled $6,056,205 on June 30, 2007, as compared to $5,182,917 on December 31, 2006. This change resulted primarily from an increase in accounts payable and from our derivative instruments, which is a reflection of the markets at the close of the period in comparison to the prices at the various contracts commencement dates.  Long term debt, net of current maturities, totaled $13,735,625 on June 30, 2007, as compared to $14,349,980 on December 31, 2006.  This reduction is a direct reflection of the principal payments made on our long-term debt as required by our loan agreement.

Member’s Equity totaled $63,917,272 on June 30, 2007, as compared to $65,413,512 on December 31, 2006.  This change is a net result of earnings less the $14,390,000 membership distribution paid out in February 2007.

Liquidity and Capital Resources

The following table shows cash flows for the six months ended June 30, 2007 and 2006:

	Six months ended June 30
	2007	2006
Net cash provided by operating activities	$15,938,507	$15,548,497
Net cash used in investing activities	$(5,186,990)	$(663,614)
Net cash used in financing activities	$(14,962,932)	$(14,195,281)

Cash Flow Provided by Operations.  Our net cash flow provided from operating activities for the six months ending June 30, 2007 was $15,938,507, as compared to $15,548,497 for the same period the previous year.  The increase in net cash flow provided from operating activities for the six months ending June 30, 2007 compared to the six months ending June 30, 2006 was primarily due to a decrease in accounts receivable.  Our capital needs are adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the six months ending June 30, 2007 constituted expenditures of $5,186,990, as compared to expenditures of $663,614 for the same period the previous year.  The increase in expenditures for the six months ending June 30, 2007 compared to the six months ending June 30, 2006 is due to (i) construction in process payments of $4,018,349, most of which is for Phase I of the plant expansion and (ii) the $1,055,000 investment in the First Missouri Energy project (discussed below).

Management estimates that approximately $3,500,000 in capital expenditures will be made in the next six months for general operational improvements in grains shipping, receiving and storage, and construction of the new maintenance building; an additional $1,300,000 will be spent to complete Phase I of the plant production expansion.

It is presently estimated an additional $40,000,000 will be spent in 2007 and 2008 for Phase II of the plant capacity expansion (See “Plant Expansion” below), all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  Utilizing cash generated from operations for the plant expansion may impact our ability to pay out future member distributions.  Our projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.  We currently estimate that both Phase I and Phase II of the plant expansion will be complete by December 2008; however, construction may not stay on schedule and we may not be able to operate at the expanded production levels by the end of 2008.

In addition to capital investment to increase the capacity and efficiency of our Friesland facility, on February 12, 2007 our board approved a $10,000,000 investment for an approximate 28% ownership interest in a joint venture to construct and operate a 55 million gallon capacity ethanol plant at Cape Girardeau, Missouri.  As of June 30, 2007 we had paid out a total of $1,155,000 on this project.  We expect to pay our remaining capital contribution upon loan closing.

Cash Flow Used In Financing Activities.  We used cash to pay down our debt by $572,932 during the six months ending June 30, 2007 compared to $8,439,281 used for debt payments for the six months ending June 30, 2006.  The principal paid in the three months ending June 30, 2007 was pursuant to the ten-year amortization required by our existing loan agreement with Farmers & Merchants Union Bank.  The principal paid during the three months ending June 30, 2006 included additional principal payments allowed for by our loan agreement with our previous lender, AgStar Financial Services, in an effort to reduce debt.  During the six months ending June 30, 2007, we made cash distributions to our members in the aggregate amount of $14,390,000 as compared to $5,756,000 in the six months ending June 30, 2006.

Short-Term and Long-Term Debt Sources

On May 25, 2006, we signed credit agreements with Farmers & Merchants Union Bank of Friesland, Wisconsin and refinanced our initial term debt and revolving loan commitment.  The credit facility is secured by substantially all of our assets.   The term loan of $16,040,376 is for five years with a ten-year amortization.  Payments on the term loan are paid in monthly installments, including principal and interest.  The interest rate is fixed at 7.4% for both the term and revolving loan for 5 years.  Interest is due monthly on the revolving loan commitment.

As of June 30, 2007 and December 31, 2006, we had outstanding debt of $14,941,698 and $15,514,630, respectively, on the term debt and did not have any borrowings on the revolving loan.

There is an annual facility fee of $20,000 on the term loan beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  There is an additional $10,000 annual service fee for the revolving credit agreement which can be terminated prior to its maturity, thereby discontinuing the service fee.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   Farmers & Merchants Union Bank approved our member distribution of $14,390,000 in February 2007 and has also approved our anticipated capital expenditures in excess of $1,000,000 for 2007.  As of June 30, 2007, we are in compliance with all of our financial debt covenants.  The loan is secured by substantially all of the Company’s assets.

Plant Expansion

We have engaged an engineering firm to assist in developing a plan to increase the design capacity of our plant to 80 million gallons of ethanol production annually from our current name-plate capacity of 40 million gallons per year.  Our current production rate is approximately 52 million gallons per year.  The scope of the project being studied includes shipping and receiving capacity increases, plant processing capacity increases, additional product storage, and logistics improvements.  We expect the project will be completed in at least two phases. Phase I of the plant expansion was approved in June 2006 and construction began in December 2006.  Phase I is expected to result in an increase in production capacity to 60 million gallons annually by September 2007.  However, it is possible that construction will not stay on schedule or that we will not be able to operate at expanded production levels by that date.

Phase I entails increasing the cook and fermentation system capacity by 65%.  On December 15, 2006, the Wisconsin Department of Natural Resources approved our application for an air pollution control construction permit to construct the Phase I scope of work and initially operate our plant up to the increased capacity of 60 million gallons of ethanol per year.   Sixty million gallons is the estimated capacity of the downstream processing of raw products of fermentation.  As of June 30, 2007 we had incurred approximately $5.4 million in construction-in-process expenses for Phase I of our expansion.

Phase II of our expansion project involves post-fermentation capacity expansion and is expected to increase overall production capacity to 80 million gallons by December 2008.  The estimated cost of Phase II is approximately $40,000,000, although we have not finalized the design and the scope of work at this time.  On May 10, 2007 the board approved $1,350,000 million for the centrifuges and on June 11, 2007 the board approved $16,700,000 for the expansion of the distillation, dehydration, and evaporation (DD&E) system, both required as part of Phase II of our expansion.  On June 11, 2007, the board also approved $2,000,000 for a distillers grains transport cooling system.

On October 10, 2006 the board approved $535,000 for the construction of a new maintenance building.  The new building is to provide additional area for plant maintenance to minimize lost opportunity due to plant interruptions, allowing the maintenance department to entertain multiple projects simultaneously ranging from large pipe fabrication to complex electrical circuit design.  The construction of this new facility is currently underway.  As of June 30, 2007 we had made approximately $330,000 in construction-in-process payments for this maintenance building.

On May 10, 2007 the board approved $1.1 million for a load-out expansion project and an additional $1.3 million for increased product storage in our grain shipping, receiving, and storage area.  As of June 30, 2007 we had made approximately $100,000 in construction-in-process payments for these projects.  We expect to have these projects complete in November of this year for use during the upcoming harvest season.

We expect to finance the plant expansions through a combination of earnings from operations and additional debt financing.  This could limit our ability to make member distributions as they have occurred in the past.  We may not be able to finance the projects as anticipated.

Subsequent Events

On July 10, 2007, our Board of directors declared a cash distribution of $136 per membership unit of record at the close of business on July 10, 2007, subject to the approval of our primary lender.  The distribution will total approximately $3,914,080.  If the distribution is approved by Farmers & Merchants Union Bank, we expect the distribution will be made on or about August 15, 2007.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

There were no material changes in the Company’s accounting estimates during the three or six months ended June 30, 2007.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At June 30, 2007 and December 31, 2006, the fair value of our derivative instruments for corn and gasoline is a liability in the amount of $600,349 and an asset in the amount of $150,463, respectively.  At December 31, 2006, we held derivative instruments for corn, but no ethanol-related derivative instruments.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or gasoline. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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

To manage our natural gas price risk, we have entered into forward contracts to purchase approximately 315,200 MMBTU of natural gas for the period July through November 2007 at an average price of approximately $7.56 per MMBTU.  We may also purchase additional natural gas requirements for the 2007 calendar year as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to corn and gasoline price risk. The table presents the fair value of our derivative instruments as of June 30, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2007	$(600,349)	$60,035
December 31, 2006	$150,463	$15,046

Item 4.                          Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), J.F. Robertson, along with our Chief Financial Officer, (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.                          Legal Proceedings

None.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

We held our annual members meeting on April 14, 2007 for the purpose of electing three directors to our board of directors.  We had three nominees for the three vacant director positions.  Votes were solicited in person and by proxy.

Election of Directors

 The following persons were nominated and the three nominees receiving the greatest number of votes were elected to serve on our board of directors until the 2010 annual members meeting and until their successors are duly elected and qualified:

Votes For
Carl Benck (incumbent)	13,987
Robert Lange (incumbent)	13,945
Thomas J. Hanley (non-incumbent)	13,700

Incumbents Carl Benck and Robert Lange were reelected to the board of directors for three year terms expiring in 2010.  Non-incumbent Thomas J. Hanley was also elected to the board of directors for a three year term expiring in 2010.  The other directors whose terms of office continued after the meeting are Kevin Roche, William Herrmann, Robert Miller, Jerry Franz, Cal Dalton and Berwyn Westra.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	August 14, 2007	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2007	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)