Form 10-Q
period 2007-09-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2007-11-14
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2007

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

As of November 9, 2007, there were 28,765 membership units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

ASSETS	September 30 2007	December 31 2006
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$23,683,960	$29,981,331
Restricted cash	88,500	411,587
Derivative instruments	152,628	150,463
Accounts receivable	2,825,267	4,298,190
Prepaid expenses and other current assets	974,841	937,669
Inventory	2,133,665	1,702,855
Total current assets	29,858,861	37,482,095

Property, Plant and Equipment
Land and land improvements	5,806,181	5,806,181
Office equipment	482,250	447,453
Administration building	510,559	488,454
Plant and process equipment	47,192,147	47,100,121
Construction in process	8,538,218	1,326,435
Total property, plant and equipment	62,529,355	55,168,644
Less accumulated depreciation	11,456,221	7,804,420
Net property, plant and equipment	51,073,134	47,364,224

Other Assets
Investment	1,017,400	100,000
Total other assets	1,017,400	100,000

Total Assets	$81,949,395	$84,946,319

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

	September 30	December 31
LIABILITIES AND MEMBERS’ EQUITY	2007	2006
	(Unaudited)	(Audited)
Current Liabilities
Current maturities of long-term debt	$1,238,159	$1,164,740
Accounts payable	1,972,461	2,672,641
Accrued liabilities	1,134,647	1,345,536
Total current liabilities	4,345,267	5,182,917

Long-Term Debt, less current maturities	13,421,106	14,349,890

Commitments and Contingencies

Members’ Equity, 28,775 and 28,780 units outstanding, respectively	64,183,022	65,413,512

Total Liabilities and Members’ Equity	$81,949,395	$84,946,319

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations

	Quarter Ended	Quarter Ended
	September 30 2007	September 30 2006
	(Unaudited)	(Unaudited)

Revenues	$26,714,846	$29,725,303

Cost of Goods Sold	21,667,111	17,121,260

Gross Profit	5,047,735	12,604,043

Operating Expenses	826,488	695,628

Operating Income	4,221,247	11,908,415

Other Income (Expense)
Interest income	288,163	169,203
CCC Bio-Energy income	—	21,244
Interest expense	(259,920)	(297,093)
Equity in net loss of investment	(23,946)	—
Miscellaneous income (expense), net	26,210	2,385
Total other income (expense)	30,507	(104,261)

Net Income	$4,251,754	$11,804,154

Net Income Per Unit (28,778 and 28,780 weighted average units outstanding, respectively)	$147.74	$410.15

Distribution Per Unit	$136.00	$200.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations

	Nine Months Ended	Nine Months Ended
	September 30 2007	September 30 2006
	(Unaudited)	(Unaudited)

Revenues	$84,064,805	$83,121,914

Cost of Goods Sold	64,268,372	52,230,681

Gross Profit	19,796,433	30,891,233

Operating Expenses	2,639,461	2,048,468

Operating Income	17,156,972	28,842,765

Other Income (Expense)
Interest income	791,084	267,220
CCC Bio-Energy income	—	393,336
Interest expense	(801,816)	(1,213,948)
Equity in net loss of investment	(137,600)	—
Miscellaneous income (expense)	80,700	(483,537)
Total other expense	(67,632)	(1,036,929)

Net Income	$17,089,340	$27,805,836

Net Income Per Unit (28,780 weighted average units outstanding, respectively)	$593.79	$966.15

Distributions Per Unit	$636.00	$200.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30	September 30
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$17,089,340	$27,805,836
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,651,801	3,629,478
Write-off of debt issuance costs	—	519,406
Loss on derivative instruments	1,239,312	348,674
Equity in net loss of investment	137,600	—
Changes in assets and liabilities:
Restricted cash	323,087	(382,620)
Derivative instruments	(1,241,477)	(1,000,380)
Accounts receivable	1,472,923	(1,170,031)
Inventory	(430,810)	(176,287)
Prepaid expenses and other current assets	(37,172)	34,962
Accounts payable	(700,180)	(1,034,067)
Accrued liabilities	(210,889)	262,997
Net cash provided by operating activities	21,293,535	28,837,968

Cash Flows from Investing Activities
Capital expenditures	(148,928)	(921,250)
Payments for construction in process	(7,211,783)	(334,253)
Purchase of investments	(1,055,000)	(100,000)
Repurchase of membership units	(15,750)	—
Net cash used in investing activities	(8,431,461)	(1,355,503)

Cash Flows from Financing Activities
Payments on long term debt	(855,365)	(8,686,496)
Payment of member distributions	(18,304,080)	(11,512,000)
Net cash used in financing activities	(19,159,445)	(20,198,496)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,297,371)	7,283,969

Cash and Cash Equivalents— Beginning of Period	29,981,331	8,786,477

Cash and Cash Equivalents— End of Period	$23,683,960	$16,070,446

Supplemental Cash Flow Information
Interest expensed	$755,372	$1,213,949
Interest capitalized	46,444	—
Total interest paid	$801,816	$1,213,949

Noncash Investing and Financing Activities

Refinancing of long-term debt	$—	$16,040,376
Construction in process in accounts payable	$887,697	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Unaudited Condensed Financial Statements

September 30, 2007 (unaudited) and December 31, 2006 (audited)

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

Reclassifications

The presentation of certain items in the condensed statements of operations for the three and nine months ended September 30, 2006 has been changed to conform to the classifications used for the three and nine months ended September 30, 2007. These reclassifications had no effect on members’ equity, net income, or cash flows as previously reported.

2.  INVENTORY

Inventory consists of the following:

	September 30, 2007	December 31, 2006
Raw materials	$889,579	$697,081
Work in process	286,771	126,868
Finished goods	957,315	878,906
Total	$2,133,665	$1,702,855

3.  DERIVATIVE INSTRUMENTS

At September 30, 2007, the Company had recorded an asset for derivative instruments related to corn and ethanol option and futures positions of approximately $152,000 and at December 31, 2006, the Company had recorded an asset of approximately $150,000 for derivative instruments related to corn and ethanol option and futures positions.  None of these open positions, at September 30, 2007 and December 31, 2006 were designated as hedges.  The Company has recorded a combined realized and unrealized gain on corn hedging of approximately $503,000 and $507,000 for the quarters ended September 30, 2007 and 2006, respectively and a combined realized and unrealized loss on corn hedging of approximately $203,000 and $349,000 for the nine months ended September 30, 2007 and 2006, respectively.  Realized and unrealized gains and losses related to derivative contracts that are related to ethanol sales are included as a component of revenues.  The Company recorded a combined realized and unrealized loss on ethanol hedging of approximately $51,000 for the quarter ended September 30, 2007 and no gain or loss for the quarter ended September 30, 2006.  The combined realized and unrealized loss on ethanol hedging recorded for the nine month period ending September 30, 2007 approximated $1,036,000 and no gain or loss for the nine months ended September 30, 2006.

The company is required to maintain cash balances at its broker related to derivative instrument positions.  At September 30, 2007 and December 31, 2006, restricted cash totaled approximately $89,000 and $412,000, respectively, and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.

4.  GOVERNMENT INCENTIVE PAYMENTS

For the three month period ended September 30, 2007 and September 30, 2006 the Company recorded as other income $0 and approximately $21,000, respectively, from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  For the nine month periods ended September 30, 2007 and September 30, 2006 the Company recorded as other income $0 and approximately $393,000, respectively, from the Commodity Credit Corporation Bioenergy Program.  The Commodity Credit Corporation Bioenergy Program was terminated on September 30, 2006 therefore the Company does not anticipate recording additional revenue from this program.

5.  BANK FINANCING

On May 25, 2006 the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA.  The term debt consists of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and requires monthly payments based on a ten-year amortization beginning July 1, 2006.   As of September 30, 2007 and December 31, 2006, the Company had outstanding debt of $14,659,265 and $15,514,630, respectively, on the term debt and did not have any borrowings on the revolving credit commitment.

There is an annual service fee of $10,000 for the revolving credit agreement and an annual facility fee of $20,000 that began on the closing date, May 25, 2006, and continues upon each anniversary until maturity.  If the revolving line of credit is terminated prior to maturity, the $10,000 annual service fee will no longer be incurred.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios.  The Company has not violated any financial debt covenants during the nine months ending September 30, 2007 or in the year 2006 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote.  The loan is secured by substantially all the Company’s assets.

Long term debt consists of the following:

	September 30, 2007	December 31, 2006
Bank financing	$14,659,265	$15,514,630
Less: amounts due within one year	1,238,159	1,164,740
Total long term debt	$13,421,106	$14,349,890

The estimated maturities of long term debt at September 30, 2007 are as follows:

2008	$1,238,159
2009	1,327,329
2010	1,430,412
2011	1,017,406
2012	9,645,959
Total	$14,659,265

6.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

On June 11, 2007 the board approved up to $1 million over the next 12 months to explore/pursue the option of buying back membership units offered for sale via the UWGP Qualified Matching Service at the market price.  As of September 30,2007 the board had approved a unit redemption of five units effective September 1, 2007 and a redemption of ten units effective October 1, 2007.

As of September 30, 2007 and December 31, 2006 the Company had 28,775 and 28,780 membership units outstanding, respectively.

7.  COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At September 30, 2007, the Company had forward corn purchase contracts totaling approximately 7.7 million bushels for various delivery periods from October 2007 to December 2009 of which approximately 40% are with members.  The prices on these contracts range from $2.22 to $4.14 per bushel or have a basis level established by the CBOT futures between $-0.08 and $-0.35.  At September 30, 2007, the Company had forward contracts to purchase approximately 310,000 million British thermal units (MMBTU) of natural gas during the months of October through November 2007 at an average price of approximately $7.40 per MMBTU.

Plant Expansion

The Company started construction on Phase I of a plant expansion in December 2006.  Project costs for Phase I of the plant expansion through September 30, 2007 were approximately $6.57 million and are expected to total $6.7 million.  Phase I will increase the expected plant capacity to 60 million gallons per year.  The company is also in the process of adding a new maintenance building and expanding the grains shipping and receiving area which is expected to cost $1.5 million in total.  As of September 30, 2007 the Company had accumulated costs of approximately $990,000 on these additional projects.

The additional 30 million gallon per year ethanol facility that we plan to construct involves post-fermentation capacity expansion and is expected to increase overall production capacity to 90 million gallons.  The estimated cost of this 30 million gallon per year facility is approximately $40 million, although the design and scope of work has not been finalized.  As of September 30, 2007 the Company had accumulated costs of approximately $830,000 on this project.

Investment in Missouri Facility

On February 12, 2007 the board of directors approved up to a $10 million investment in First Missouri Energy LLC which will result in an estimated 28% ownership interest.  First Missouri Energy, LLC intends to construct a 55 million gallon per year ethanol plant near Cape Girardeau, Missouri.  It is presently anticipated that the production of ethanol at this new plant will commence in early 2010.  As of September 30, 2007 the Company has invested $1,155,000 in this project.  The Company is accounting for this investment using the equity method of accounting and recorded a net loss of investment of approximately $23,946 and $137,600, respectively for the three and nine month periods ended September 30, 2007.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended September 30, 2007 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with the financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB.

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

— legislation establishing a renewable fuel standard or other legislation mandating the use of   ethanol or other oxygenate additives;

— state and federal regulation restricting or banning the use of MTBE; or

— environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of corn and natural gas;
•	Total U.S. consumption of gasoline;
•	Fluctuations in petroleum prices;
•	Costs of construction and equipment;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;
•	Changes in our business strategy, capital improvements or development plans;
•	Financial impacts of our hedging strategies;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes and advances in ethanol production technology;
•	Competition from alternative fuels and alternative fuel additives; and
•	Other factors described elsewhere in this report.

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

Overview

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001, for the initial purpose of constructing and operating a 40 million gallon per year nameplate capacity ethanol plant near Friesland, Wisconsin.   We commenced operations in May 2005.  Since that time, we have been engaged in the production of ethanol and distillers grains. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers grains locally, throughout the continental United States and overseas.   In December 2006, we commenced construction of an expansion that, when complete, we expect will increase our production capacity to 60 million gallons per year.  We have substantially completed this expansion in this quarter and are continuing to bring the new equipment on-line to utilize the added production capacity to the extent possible until the second phase of our expansion is complete.  We estimate that we will reach a 60 million gallon production rate by December 31, 2007.  Following the completion of this expansion, we anticipate commencing construction of a 30 million gallon per year ethanol facility.  We are in the process of determining whether this 30 million gallon facility will be a stand-alone facility or part of a second expansion to our existing plant.  Definition and design work on this second production capacity increase project is presently underway.  Our board has approved expenditures for certain processes within this second capacity increase project which have been defined.   To date we have financed all of our capital projects from operations cash flow.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.  We expect to continue ongoing research and development activities in the next 12 months in the form of commissioning studies on internal energy generation in conjunction with our plant production capacity increases, in particular the possibility of using post-fermentation corn solids or other renewable fuel as an energy source, thereby offsetting our natural gas usage.  This work has postponed the completion date for the 30 million gallon capacity increase.  This is because the design of the 30 million gallon per year facility is affected by our energy technology choice.

We are subject to industry-wide factors that affect our operating and financial performance.  Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly corn and natural gas.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  However, more recently surplus ethanol supplies due to increased production capacity in the industry have put significant downward pressure on ethanol prices even though unleaded gasoline prices have increased.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, the season, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, seasonal fluctuations and the price of substitute livestock feed, such as corn and soybean meal and other animal feed proteins.  Surplus corn and/or protein supplies tend to put downward pressure on distillers grains pricing.  In addition, our revenues are also impacted by factors such as our dependence on one or a few major customers who purchase and distribute our primary product; the intensely competitive nature of our industry; possible legislative changes at the federal, state and/or local level; changes in federal ethanol tax incentives; and the continuing rapid growth of ethanol production capacity.

                Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  The cost of corn is affected primarily by the market’s perception of supply and demand factors such as crop production, industry year-end inventories, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself has increased the average price of corn and is expected to continue to support the increased average price of corn as demand for corn continues to rise.  Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the production areas, production disruption, storage levels, pipeline capacity and weather in use areas.  Over the last few years, natural gas prices have remained much higher than historical averages and it appears prices will continue to remain above previous averages due to the high price of alternative fuels such as fuel oil.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007 (unaudited)		Three Months Ended September 30, 2006 (unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$26,714,846	100.0	$29,725,303	100.0

Cost of Goods Sold	$21,667,111	81.1	$17,121,260	57.6

Gross Profit	$5,047,735	18.9	$12,604,043	42.4

Operating Expenses	$826,488	3.1	$695,628	2.3

Operating Income	$4,221,247	15.8	$11,908,415	40.1

Other Income (Expense)	$30,507	0.1	$(104,261)	(0.4)

Net Income	$4,251,754	15.9	$11,804,154	39.7

                Revenues.  Revenues from operations for the three months ended September 30, 2007 totaled $26,714,846.  In the three months ended September 30, 2007 ethanol comprised 87% of our revenues and distillers grain sales (DGS) comprised 13% of our revenues.  Revenues from operations for the three months ended September 30, 2006 totaled $29,725,303, of which ethanol comprised 91% and distillers grains comprised 9%.  The 10% decrease in revenues from operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is a net result of an 18% decrease in the price per gallon of ethanol, which was partially offset by a 4% increase in the gallons of ethanol sold, and a 32% increase in the price of distillers grains.

The price of ethanol in the three months ending September 30, 2007 was down 18% from the price for the same three months in 2006.  The price of ethanol in the three months ending September 30, 2007 was down 10% from the preceding quarter, but remained favorable.  Ethanol prices continued to trend lower than their peak in July 2006 but still exceeded historical averages.  Management currently expects short-term and mid-term ethanol prices to remain higher than historical averages due to a high demand for ethanol which may be contributed to by a number of factors, including the use of ethanol as an oxygenate to replace MTBE, the high price of gasoline encouraging voluntary blending of ethanol and the growing recognition of ethanol as an alternative energy source.  However, management believes the industry will need to continue to grow demand in order to increase or sustain current prices.  According to the Renewable Fuels Association, as of October 30, 2007 there were 131 ethanol plants in operation nationwide with the capacity to produce more than 7.0 billion gallons of ethanol annually, with an additional 72 new plants and ten expansions under construction expected to add an additional estimated 6.5 billion gallons of annual production capacity in the next 12 to 18 months.  Unless this new supply is equally met with increased demand, downward pressure on ethanol prices could continue to occur.  If ethanol prices continue to decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.

Our revenues include a loss of $50,760 for the three months ended September 30, 2007 related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes; this affects our financial performance.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.   These instruments are the primary tools of our risk management program for ethanol revenues.

                The sales prices for our distillers grains for the three months ended September 30, 2007 were up 32% from the same three months in 2006.  The rising cost of corn and other alternative feed sources has pushed distillers grains prices upward in recent months.  Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources changes significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grains prices.  To date, additional distillers grains demand has come from increased domestic usage and increased overseas demand for distillers grains.

                Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three months ended September 30, 2007 totaled $21,667,111 as compared to $17,121,260 for the three months ended September 30, 2006.  The 27% increase in cost of goods sold in the three months ended September 30, 2007 as compared to the same three months the previous year is a net result of a 41% increase in the cost of corn and other ingredients partially offset by a 30% decrease in the cost of production labor.  Our decreased cost of production labor is primarily the result of decreased costs in connection with our high earnings reward profit-sharing program.

                The average corn price for the 3rd quarter 2007 was 44% higher than the average for the same quarter in 2006.  The lower prices realized in 2006 were due in part to forward purchases we had made prior to the 3rd quarter, which ultimately lowered our average price for third quarter 2006.  Corn prices, along with most agricultural commodities, have been trending higher for the past year.  Chicago Board of Trade corn futures contracts have traded from a low of $2.70 in early spring 2006 to a high of $4.31 in mid-June 2007.  This $1.61 trading range is due to increased volatility surrounding the supply and demand picture for corn.  A large portion of this volatility was due in part to the rapid expansion taking place in the ethanol production industry.  Ethanol production facilities were experiencing larger than average profit margins, thus encouraging many new facilities to be constructed throughout the country.  This rapid expansion has brought about a substantial increase in demand for corn and thus in corn prices. The weak dollar has also promoted strong export sales of corn, adding to the strong demand picture.  Prices have remained relatively higher for a prolonged period, encouraging producers to supply adequate product to meet this increased demand.  The corn crop for 2007 is projected to be nearly 13.3 billion bushels, allowing a projected carryout number of slightly less than 2 billion bushels.  Historically, this is a very large carryout volume, but given the projected total future demand, corn has struggled to trade at a lower price.  Recently, ethanol margins have tightened considerably, which may reduce the domestic demand for corn.  However, current high wheat prices and high soybean prices could lure acres out of corn production in 2008, which could increase corn prices and further increase our cost of goods sold.

Our cost of goods sold includes a gain of $503,339 for the three months ended September 30, 2007 related to our corn derivative instruments as compared to a $506,853 gain for the three months ended September 30, 2006.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.

Natural gas is also an important input to our manufacturing process.  The price and volume of our natural gas for the three months ended September 30, 2007 remained relatively unchanged as compared to the same period in 2006.   We estimate that our natural gas usage is approximately 123,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Over the past two to three quarters natural gas has been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  Although natural gas prices have trended lower since their peak in late 2005, we expect natural gas prices to remain higher than historic prices given the higher prices of energy sources generally.  We expect our natural gas costs to remain at or near costs experienced over the past four quarters, which will continue to have a negative impact on our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with them on an ongoing basis to

mitigate our exposure to volatile gas prices.   We have also secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day.

Gross Profit.  Gross profit for the three months ending September 30, 2007 was $5,047,735, a 60% decrease from the gross profit of $12,604,043 for the three months ending September 30, 2006.  This decrease is due primarily to an 18% decrease in the selling price of our ethanol (see “Revenues” above) and a 44% increase in our cost of corn (see “Cost of Goods Sold” above).

In the three months ending September 30, 2007, although the spread between the selling price of the ethanol and distillers grains we sold and the cost of the raw materials required to produce our ethanol and distillers grains was down from the preceding quarter, we still realized a favorable margin.  The spread between the price we receive for our products and the costs of our raw materials may not continue at this favorable rate in the future.  The rapidly increasing supply of ethanol may outpace the demand for ethanol, placing additional downward pressure on our selling price and further eroding our margins.  A decrease in this spread will adversely affect our financial performance.

Operating Expenses.  Operating expenses of $826,488 for the three months ending September 30, 2007 represented 3.1% of our revenues as compared to operating expenses of $695,628 for three months ending September 30, 2006, which represented 2.3% of our revenues.  The increase in operating expenses for the three months ended September 30, 2007 was primarily due to an increase in administrative expenses, including expenses for insurance tied to our expansion and trade organization membership dues.

                Operating Income.  Operating income for the three months ending September 30, 2007 totaled $4,221,247, or 16% of revenues.  Operating income for the three months ending September 30, 2006 totaled $11,908,415, or 40% of revenues.  The decrease in operating income for the three months ending September 30, 2007 compared to the three months ending September 30, 2006 is primarily a result of the decrease in “Gross Profit” (discussed above).

Other Income (Expense).  Our other income (expense) for the three months ending September 30, 2007 was income of $30,507 as compared to an expense of $104,261 for the three months ending September 30, 2006.  Our other income (expense) items at September 30, 2007 consisted primarily of interest income, interest expense, and a net loss on investment.  Our other income (expense) items at September 30, 2006 consisted primarily of a net interest expense.  The changes in other income (expense) items were due primarily to an increase in interest income.

We did not receive any payments from the USDA CCC Bioenergy program in the three months ending September 30, 2007 as compared to receipt of payments totaling $21,244 for the three months ending September 30, 2006.  Payments under the Bioenergy Program were based upon increases in ethanol production relative to the previous year.  The CCC announced that its funds would be exhausted in the third quarter of the government’s 2006 fiscal year and the program terminated as of September 30, 2006.  For this reason, we will not receive any further income from this program.

Comparison of the nine months ended September 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2007 and 2006:

	Nine months Ended September 30, 2007 (Unaudited)		Nine months Ended September 30, 2006 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$84,064,805	100.0	$83,121,914	100.0

Cost of Goods Sold	$64,268,372	76.5	$52,230,681	62.8

Gross Profit	$19,796,433	23.5	$30,891,233	37.2

Operating Expenses	$2,639,461	3.1	$2,048,468	2.5

Operating Income	$17,156,972	20.4	$28,842,765	34.7

Other Income (Expense)	$(67,632)	(0.1)	$(1,036,929)	(1.2)

Net Income	$17,089,340	20.3	$27,805,836	33.5

                Revenues.  Revenues from operations for the nine month periods ended September 30, 2007 and 2006 totaled $84,065,805 and $83,121,914, respectively.  The 1.1% increase in revenues from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily a net result of a 5.6% increase in gallons of ethanol sold, a 6.5% decrease in the selling price of ethanol, and an 18.6% increase in the selling price of our distillers grains.

                Cost of Goods Sold.  Our cost of goods sold as a percentage of revenues were 76.5% and 62.8% for the nine months ended September 30, 2007 and 2006, respectively.  The increase in our cost of goods sold percentage is primarily due to a 39.2% increase in the price of corn, the reasons for which are further discussed in “RESULTS OF OPERATIONS — Comparison of the three months ended September 30, 2007 and 2006.”

Operating Expenses.  Our operating expenses as a percentage of revenues resulted in a slight increase to 3.1% from 2.5% for the nine months ended September 30, 2007 as compared to the same period in 2006, due primarily to an increase in general and administrative labor expense and insurance expense.

                Operating Income.  Our income from operations as a percentage of revenues decreased to 20.4% from 34.7% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  Higher corn costs, as discussed in Cost of Goods Sold above, have decreased our margins from the same period in 2006, causing our operating income to represent a lower percentage of revenues, as discussed also in “RESULTS OF OPERATIONS — Comparison of the three months ended September 30, 2007 and 2006.”

Other Income (Expense).  Our other income (expense) as a percentage of revenues was an expense of 0.1% and an expense of 1.2% for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in net expense for the nine months ending September 30, 2007 is due in part to our reduction in interest expense to $801,816 from $1,213,948 and our increase in interest income to $791,084 from $267,220, as compared to the same period in 2006.  There was also a $519,406 write-down of debt financing costs in 2006 and no such cost in the first nine months of 2007.  Further, we did not receive any payments from the USDA CCC Bioenergy program in the nine months ending September 30, 2007 as compared to receipt of payments totaling $393,336 for the nine months ending September 30, 2006.  Payments under the Bioenergy Program are based upon increases in ethanol production relative to the previous year.  The CCC announced that its funds would be exhausted in the third quarter of the government’s 2006 fiscal year and the program terminated as of September 30, 2006.  For this reason, we will not receive any further income from this program.

Changes in Financial Condition for the Nine Months Ended September 30, 2007 Compared to the Fiscal Year Ended December 31, 2006.

                Assets totaled $81,949,395 on September 30, 2007, as compared to $84,946,319 on December 31, 2006.  Current assets totaled $29,858,861 on September 30, 2007, as compared to $37,482,095 on December 31, 2006.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a net result of an increase in cash from operations less the $18,304,080 cash used for our member distributions in February and August 2007 and (ii) a $323,087 decrease in the restricted cash required by our broker for our derivative instruments.

                Current liabilities totaled $4,345,267 on September 30, 2007, as compared to $5,182,917 on December 31, 2006. This change resulted primarily from a decrease in accounts payable and a decrease in accrued liabilities.  Long term debt, net of current maturities, totaled $13,421,106 on September 30, 2007, as compared to $14,349,980 on

December 31, 2006.  This reduction is a direct reflection of the principal payments made on our long-term debt as required by our loan agreement.

                Member’s Equity totaled $64,183,022 on September 30, 2007, as compared to $65,413,512 on December 31, 2006.  This change is a net result of earnings less the aggregate $18,304,080 membership distributions paid out in February and August  2007 and $15,750 paid out for the repurchase of five membership units.  On June 11, 2007 the board approved up to $1 million to explore/pursue the option of buying back membership units offered for sale at the market price.  As of September 30, 2007, the board had approved a unit purchase of five units for $15,750 effective September 1, 2007 and a purchase of ten units for $31,000 effective October 1, 2007.  The purchase of ten units effective October 1, 2007 has been accounted for as a prepaid expense.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30
	2007	2006
Net cash provided by operating activities	$21,293,535	$28,837,968
Net cash used in investing activities	$(8,431,461)	$(1,355,503)
Net cash used in financing activities	$(19,159,445)	$(20,198,496)

Cash Flow Provided by Operations.  Our net cash flow provided from operating activities for the nine months ending September 30, 2007 was $21,293,535, as compared to $28,837,968 for the same period the previous year.  The decrease in net cash flow provided from operating activities for the nine months ending September 30, 2007 compared to the nine months ending September 30, 2006 was primarily due to a net result of a decrease in net income and an increase in accounts receivable.  Our capital needs are adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the nine months ending September 30, 2007 constituted expenditures of $8,431,461, as compared to expenditures of $1,355,503 for the same period the previous year.  The increase in expenditures for the nine months ending September 30, 2007 compared to the nine months ending September 30, 2006 is due primarily to (i) construction in process payments of $7,211,783, most of which is for Phase I of the plant expansion and (ii) the $1,055,000 investment in the First Missouri Energy project (discussed below).

Management estimates that approximately $3,500,000 in capital expenditures will be made in the next six months for general operational improvements in grains shipping, receiving and storage, and completion of  Phase I of the plant production expansion.

It is presently estimated an additional $31,000,000 will be spent over the next twenty months for an additional 30 million gallon per year facility at our plant site (See “Construction in Process” below), all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  We are in the process of determining whether this 30 million gallon facility will be a stand-alone facility or part of an expansion to our existing plant.  Utilizing cash generated from operations for the plant expansion may impact our ability to pay out future member distributions.  Our projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.  We currently estimate the 30 million gallon per year facility will be complete by June 2009; however, construction may not stay on schedule and we may not be able to operate at the expanded production levels by June 2009.

In addition to capital investment to increase the capacity and efficiency of our Friesland facility, on February 12, 2007 our board approved a $10,000,000 investment for an approximate 28% ownership interest in a joint venture to construct and operate a 55 million gallon capacity ethanol plant at Cape Girardeau, Missouri.  It is presently anticipated that the production of ethanol at this new plant will commence in early 2010.  As of September 30, 2007 we had paid out a total of $1,155,000 on this project.  Our commitment to the project was reduced to $6,285,000 in April 2007.  We expect that our ownership share will be reduced from 28% due to our lower capital contribution and expected increase in the total equity requirement for the project.  We expect to pay our remaining capital contribution upon loan closing once we are able to obtain debt financing for the project.

Cash Flow Used In Financing Activities.  We used cash to pay down our debt by $855,365 during the nine months ending September 30, 2007 compared to $8,686,496 used for debt payments for the nine months ending September 30, 2006.  The principal paid in the nine months ending September 30, 2007 was pursuant to the ten-year amortization required by our existing loan agreement with Farmers & Merchants Union Bank.  The principal paid during the nine months ending September 30, 2006 included additional principal payments allowed for by our loan agreement with our previous lender, AgStar Financial Services, in an effort to reduce debt.  During the nine months ending September 30, 2007, we made cash distributions to our members in the aggregate amount of $18,304,080 as compared to $11,512,000 in the nine months ending September 30, 2006.

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

As of September 30, 2007 and December 31, 2006, we had outstanding debt of $14,659,265 and $15,514,630, respectively, on the term debt and did not have any borrowings on the revolving loan.

There is an annual facility fee of $20,000 on the term loan beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  There is an additional $10,000 annual service fee for the revolving credit agreement which can be terminated prior to its maturity, thereby discontinuing the service fee.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   Farmers & Merchants Union Bank approved our member distribution of $14,390,000 in February 2007 and of $3,914,080 in August of 2007 and has also approved our additional anticipated capital expenditures in excess of $1,000,000 for 2007.  As of September 30, 2007, we are in compliance with all of our financial debt covenants.  The loan remains secured by substantially all of our assets.

Construction in Process

                Our current annual production rate is approximately 52 million gallons.  At the completion of Phase I of our capacity expansion we expect to reach 60 million gallons per year, the capacity permitted by our construction permit.  Phase I entails increasing the cook and fermentation system capacity.  On December 15, 2006, the Wisconsin Department of Natural Resources approved our application for an air pollution control construction permit to construct the Phase I scope of work and operate our plant up to a capacity of 60 million gallons of ethanol per year.   We estimate that we will reach that rate of production by December 31, 2007; however, it is possible that construction will not stay on schedule or that we will not be able to operate at 60 million gallons per year by the expected date.  As of September 30, 2007 we had incurred approximately $6.57 million in construction-in-process expenses for Phase I of our expansion.  We expect to complete the Phase I scope of work within the total budget of $6.7 million.

Other plant improvements are currently underway.  The grain storage capacity is being expanded from 450,000 bushel to 900,000 bushel, a $1,319,000 project approved by our board on May 10, 2007.  A new loading system, including a separate loading bay, will soon be under construction in the grain receiving area, a $1,124,000 project also approved by our board on May 10, 2007.  A new distillers grains cooling and conveying system is in the final design phase, a $2,050,000 project approved by our board on June 11, 2007.  Whereas these improvements will not increase capacity and they are not part of our “capacity expansion plans,” they will contribute to operation efficiency and customer service.  All of these projects are in progress and as of September 30, 2007 we had incurred approximately $990,000 in construction-in-process costs towards their completion.

On October 10, 2006 the board approved $535,000 for the construction of a new maintenance building.  The new building is intended to provide additional area for plant maintenance to minimize lost opportunity due to plant interruptions, allowing the maintenance department to entertain multiple projects simultaneously, ranging from large pipe fabrication to complex electrical circuit design.  The building also reduces risk and improves safety by moving hazardous shop operations out of the process facility.  The construction of this new facility was recently completed within its original budget amount.

We have engaged an engineering firm to assist in developing a plan to add an additional 30 million gallons of production capacity at our plant site.   The estimated cost of this work is approximately $31,000,000, although we have not finalized the design and the scope of work at this time.  Some capital approvals have been made towards areas of this project which have been defined.  On May 10, 2007 the board approved an expenditure of $1,350,000 for the centrifuges and on June 11, 2007 the board approved an expenditure of $16,700,000 for the expansion of the distillation, dehydration, and evaporation (DD&E) system.  As of September 30, 2007 we have incurred construction-in-process costs of approximately $830,000 towards this effort.

                All of the funds expended thus far have been from income derived from operations.  We expect to finance the added production capacity through a combination of earnings from operations and additional debt financing.  This could limit our ability to make member distributions as they have occurred in the past.  We may not be able to finance the projects as anticipated.

Subsequent Events

Our ethanol marketing agreement with RPMG expired by its terms on April 30, 2006. Since that time, we have continued to market our ethanol through RPMG on a month-to-month basis.  On October 11, 2007, we provided notice to RPMG that we no longer intend to utilize the ethanol marketing services of RPMG after December 31, 2007.  Currently RMPG is the sole buyer of all of the ethanol that we produce.  Although we have had preliminary discussions with other ethanol marketers, we have not yet entered into a binding agreement with another ethanol marketer to market our ethanol after December 31, 2007.  If we are unable to reach an agreement with another ethanol marketer we may seek other arrangements to sell our ethanol, including selling our own product; however, our sales efforts may not achieve results comparable to those achieved by RPMG or that could be achieved by another marketer.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

                There were no material changes in the Company’s accounting estimates during the three or nine months ended September 30, 2007.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At September 30, 2007 and December 31, 2006, the fair value of our derivative instruments for corn and gasoline is an asset in the amount of $152,628 and an asset in the amount of $150,463, respectively.  At December 31, 2006, we held derivative instruments for corn, but no ethanol-related derivative instruments.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or gasoline. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage (without taking into account our additional expansion plans) is approximately 21.5 million bushels per year for the production of 60 million gallons of ethanol.  We have price protection in place for a portion of our expected corn usage through December 2009 using forward contracts, CBOT futures and options and over-the-counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

We have also entered into gasoline derivative instruments to hedge the variability of ethanol prices.  While not perfectly correlated we have found that ethanol and gasoline prices tend to move in tandem.  Therefore, the gasoline contracts the company has entered into are intended to offset cash decreases in the price of ethanol we receive.

To manage our natural gas price risk, we have entered into forward contracts to purchase approximately 310,000 MMBTU of natural gas through November 2007 at an average price of approximately $7.40 per MMBTU.  We may also purchase additional natural gas requirements for the 2007 calendar year as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to corn and gasoline price risk. The table presents the fair value of our derivative instruments as of September 30, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change —Market Risk
September 30, 2007	$152,628	$15,263
December 31, 2006	$150,463	$15,046

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), J.F. Robertson, along with our Chief Financial Officer, (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

                The following risk factor is provided due to materials changes from the Risk Factors previously disclosed in the Company’s annual report on Form 10-KSB.  The Risk Factor set forth below should be read in conjunction with the Risk Factors section and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

                 Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  The United States Supreme Court recently decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The lawsuit sought to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act.  Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  If the EPA regulates carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

                We have not yet entered into an agreement with an ethanol marketer to market our ethanol after December 31, 2007.  Currently RPMG is the sole buyer of all of the ethanol that we produce. Our ethanol marketing agreement with RPMG expired by its terms on April 30, 2006. Since that time, we have continued to market our ethanol through RPMG on a month-to-month basis. On October 11, 2007, we provided notice to RPMG that we no longer intend to utilize the ethanol marketing services of RPMG after December 31, 2007.  Although we have had preliminary discussions with other ethanol marketers, we have not yet entered into a binding agreement with another ethanol marketer to market our ethanol after December 31, 2007.  If we reach an agreement with another ethanol marketer, we will likely have little control over that marketer’s sales efforts.  Our financial performance will likely be dependent on the financial health of our new marketer, as a significant portion of our accounts receivable are attributable to our sales of ethanol through our ethanol marketer.  If our new marketer was not in a position to purchase and market all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol, and our financial performance would be adversely and materially affected.  If we are unable to reach an agreement with another ethanol marketer we may seek other arrangements to sell our ethanol, including selling our own product; however, our sales efforts may not achieve results comparable to those achieved by RPMG or that could be achieved by another marketer.

Increases in the price of corn would reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price to continue to increase.  While the predicted corn yield for the 2007 harvest is approximately 13.3 billion bushels, the yield may be smaller than expected and new demand for corn may surpass any increase in the corn supply.

Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have pushed the price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  The Renewable Fuels Association estimates as of October 30, 2007, there were 131 ethanol plants in operation nationwide with the capacity to produce approximately 7.0 billion gallons of ethanol annually.  An additional 72 new plants and ten expansions are currently under construction, which will add an additional estimated 6.5 billion gallons of annual production capacity.  Approximately 90% of the ethanol produced in the United States uses corn as its feedstock.  This increased supply of ethanol will continue to increase demand for corn.

If the demand for corn continues to increase so will the price we pay for corn.  Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices affect our ability to generate a profit.  This could negatively affect our future profitability.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  As of October 30, 2007, there were 131 ethanol plants in operation nationwide with the capacity to produce approximately 7.0 billion gallons of ethanol annually.  An additional 72 new plants and ten expansions are currently under construction, which will add an additional estimated 6.5 billion gallons of annual production capacity.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to continue to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	November 14, 2007	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2007	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer
(Principal Financial and Accounting Officer)