Form 10-K
period 2007-12-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2008-03-18
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-50733

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(Exact name of registrant as specified in its charter)

Wisconsin	39-2032455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

W1231 Tessmann Drive, Friesland, Wisconsin 53935-0247

(Address of principal executive offices)

(920) 348-5016

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

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
                ☒  Yes                   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                   ☒  No

The aggregate market value of the membership units held by non-affiliates of the registrant at December 31, 2007, was $23,970,000.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($1,000.00 per unit).

As of February 29, 2008, there were 28,675 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

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
- federal ethanol tax incentives;
- national, state or local energy policy;
- legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;
- state and federal regulation restricting or banning the use of MTBE; or
- environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in general economic conditions or the weather, or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in total U.S. consumption of gasoline;

•	Fluctuations in petroleum prices;

•	Costs of construction and equipment;

•	Our ability to implement our expansion plans;

•	The loss of, or our inability to obtain, any license or permit;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes in our business strategy, capital improvements or development plans;

•	Additional ethanol plants built in close proximity to our ethanol facility in south central Wisconsin;

•	Financial impacts of our hedging strategies;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes and advances in ethanol production technology;

•	The ability of First Missouri Energy LLC, an ethanol production facility in which we have invested, to obtain equity and debt financing;

•	Competition from alternative fuels and alternative fuel additives; and

•	Other factors described elsewhere in this report.

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.uwgp.com, under “Company Information — Financial Information,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I.

ITEM 1.                                                BUSINESS.

Overview

References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  United Wisconsin Grain Producers, LLC is a Wisconsin limited liability company that manages the business and day-to-day operations of an ethanol plant near Friesland, Wisconsin.  The ethanol plant was originally constructed as a 40 million gallon per year facility.  In December 2007 we substantially completed an expansion that is expected to increase our production capacity to 60 million gallons per year (MGY).  We are gradually phasing in the additional production capacity and expect to be fully operational at 60 MGY by June 30, 2008.  We anticipate further increasing our production capacity to 90 million gallons per year by approximately June 30, 2009.

Since May 2005 we have been engaged in the production of ethanol and distillers grains at our plant near Friesland, Wisconsin.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States and overseas.  In fiscal year 2007, we processed approximately 18.4 million bushels of corn into approximately 53.5 million gallons of ethanol and 154,000 tons of distillers grains.  In fiscal year 2008, we anticipate producing approximately 56.7 million gallons of ethanol and 168,000 tons of distillers grains from approximately 19.9 million bushels of corn.  However, there is no guarantee that we will be able to operate at these production levels.

We are subject to industry-wide factors that affect our operating income and cost of production.  Our operating results are largely driven by the prices at which we sell our ethanol and distillers grains and the costs related to their production.  Our two largest costs of production are corn and natural gas.  The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, risk management and weather.  Over the past year, corn prices have been significantly higher as compared to previous years, negatively impacting our profitability.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil.  Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; possible legislation at the federal, state, and/or local level; and changes in federal ethanol tax incentives.

General Development of Business since January 2007

United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001.  Construction of the ethanol plant was substantially completed and operations commenced in May 2005.  In December 2007, an expansion of the plant’s ethanol production capacity was substantially completed, increasing the plant’s annual name-plate production capacity to 60 million gallons per year.  However, we are continuing to bring the new equipment online to utilize the additional production capacity and there is no assurance or guarantee that we will be able to operate at this expanded production capacity.  We estimate that we will reach a 60 million gallon production rate by June 30, 2008.  We expect that this expansion will increase the plant’s corn usage from approximately 18.4 million bushels to approximately 21.5 million bushels annually.

We anticipate further expanding our production capacity to 90 million gallons per year by expanding our post-fermentation capacity.  We anticipate that this expansion will be completed and operational by June 2009.  We are in the process of determining whether this 30 million gallon facility will be a stand-alone facility or part of a second expansion to our existing plant.  Definition and design work on this second production capacity increase project is presently underway.  However, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at the expanded production capacity by our anticipated completion date.

Additional information regarding our construction projects and plant expansion may be found at “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plant Operations and Expansion.”

In order to accommodate our additional production capacity, we are also in the process of expanding our shipping and receiving area and constructing additional grain storage capacity.  It is anticipated that these projects will be completed in May 2008.  We are also constructing a distillers grains cooling and conveying system, which we expect to complete in May 2008.  We completed construction of a new maintenance building in September 2007.

Finally, on February 12, 2007 our board approved a $10,000,000 investment for an approximate 28% ownership interest in First Missouri Energy LLC, a limited liability company that intends to construct and operate a 55 million gallon per year ethanol plant near Cape Girardeau, Missouri.  Thus far we have invested approximately $1,155,000 in this project.  We do not expect to invest additional amounts in this project until it receives a debt financing commitment.  Additional information regarding this investment may be found at “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plant Operations and Expansion.”

Available Information

The public may read and copy materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C., 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  Reports we file electronically with the SEC may be obtained at www.sec.gov.

In addition, information about us is also available at our website at www.uwgp.com, under “Company Information — Financial Information,” where visitors may link to reports we have filed with the Securities and Exchange Commission.  Through this link, visitors to our site may access, free of charge, the reports we have filed with the Securities and Exchange Commission.  These reports are linked through our website as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Financial Information

Please refer to “Item 8 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets.  Our consolidated financial statements and supplementary data are included beginning at page 41 of this Report.

Principal Products and Markets

The principal products we produce at our plant are fuel grade ethanol and distillers grains.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.   According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association (“RFA”) estimated that, as of January 29, 2008, domestic ethanol production capacity reached more than 7.8 billion gallons per year.

An ethanol plant is essentially a fermentation plant.  Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content.  This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are petroleum terminals in the continental United States.

For our fiscal years ended December 31, 2007, 2006 and 2005, revenues from sales of ethanol were approximately 88%, 90% and 89% of total revenues, respectively.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  The dry mill ethanol processing used by the plant results in two forms of distiller grains: Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DMWS is processed corn mash that has been dried to approximately 50% moisture.  DMWS have a shelf life of approximately ten days and are often sold to nearby markets.  DDGS is processed corn mash that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  At our plant, the composition of the distillers grains we produce is approximately 25% DMWS and 75% DDGS.

For our fiscal years ended December 31, 2007, 2006 and 2005, revenues from sales of distillers grains were approximately 12%, 10% and 11% of total revenues, respectively.

Marketing and Distribution of Principal Products

Our ethanol plant is located near Friesland, Wisconsin in Columbia County, in south-central Wisconsin.  We selected the Friesland site because of its location to existing grain production, accessibility to road and rail transportation and its close proximity to major highways that connect to major population centers.

We sell and market the ethanol and distillers grains produced at the plant through normal and established markets, including local, regional and national markets.  We have entered into an ethanol marketing agreement with Noble Americas Corp. (“Noble”).  Whether or not ethanol produced by our plant is sold in local markets will depend on decisions made by our marketer.  We have also entered into a marketing agreement with CHS Inc. for the purpose of marketing and selling a portion of the dried distillers grains we produce.  We independently market the modified wet distillers grains and a portion of the dried distillers grains we produce to local livestock producers.  Although local ethanol and distillers grains markets will be the easiest to service, they may be oversold, particularly in the Midwest.  Oversold markets depress ethanol and distillers grains prices.

Ethanol

We have a marketing agreement with Noble for the purpose of marketing and distributing all of the ethanol we produce at the plant.  We entered into this agreement on December 12, 2007 for an initial term of two years, with automatic renewals for additional periods of two years unless either party to the agreement provides notice of termination to the other party at least 180 days prior to the expiration of the initial term or any subsequent renewal term.  Under our agreement with Noble, Noble enters into sales agreements with third parties for the sale of the ethanol produced by us.  We then receive the amount paid per gallon by such third parties, less transportation costs, certain other costs and fees and a fixed per-gallon marketing fee paid to Noble.

We previously had entered into an ethanol marketing agreement with RPMG to purchase all of the ethanol we produce.  That agreement expired by its terms on April 30, 2006, and following that date we continued to market our ethanol through RPMG on a month-to-month basis.  On October 11, 2007, we provided notice to RPMG that we would no longer utilize its ethanol marketing services after December 31, 2007.  On January 1, 2008, Noble began marketing and distributing the ethanol we produce at our plant.

Distillers Grains

We have a marketing agreement with CHS Inc. for the purpose of marketing and selling the dried distillers grains we ship by rail.  We market and sell the dried distillers grains not shipped by rail, as well as the modified wet distillers grains we produce, directly to local farmers.  For the dried distillers grains marketed and sold by CHS Inc., we receive a percentage of the sales price invoiced by CHS Inc. less freight costs incurred by CHS Inc.  We entered into this agreement with CHS Inc. effective October 1, 2007.  The term of the agreement is indefinite, and the agreement will remain in effect until terminated by either party by providing at least 90 days notice to the other party to the agreement.

We previously entered into marketing agreements with Commodity Specialists Company (“CSC”) for the purposes of marketing and selling portions of our dried distillers grains and modified wet distillers grains products.  In August 2007, CHS Inc. announced that it had entered into a definitive purchase agreement to acquire the distillers grains marketing business of CSC.  We were thereafter given the option of whether or not we wanted our marketing agreements assigned to, and assumed by, CHS, Inc.  We chose not to allow CSC to assign the agreements to CHS Inc. and instead negotiated a new marketing agreement with CHS Inc., as described in the preceding paragraph.

In fiscal year 2007, we marketed and sold some of our distillers grains locally, primarily to nearby livestock producers, with the remainder of the distillers grains produced at the plant marketed and sold by CSC and CHS Inc.  As additional ethanol plants begin production, excess capacity could result in the local distillers grains markets.  If excess capacity in the local markets occurs, we may be forced to dry more of our distillers grains for marketing by CHS Inc. rather than directly selling in local markets.  As a result, our natural gas costs may increase due to increased drying, thereby decreasing our profits.

Dependence on One or a Few Major Customers

We are substantially dependent upon Noble for the purchase, marketing and distribution of our ethanol. Noble purchases 100% of the ethanol produced at the plant, all of which is marketed and distributed to its customers.  Therefore, we are highly dependent on Noble for the successful marketing of our ethanol.  In the event that our relationship with Noble is interrupted or terminated for any reason, we believe that another entity to market the ethanol could be located.  However, any interruption or termination of this relationship could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

Additionally, we are substantially dependent upon CHS Inc. for the purchase, marketing and distribution of our dried distillers grains shipped by rail.  CHS Inc. purchases most of the dried distillers grains produced at the plant, which are then marketed and distributed to its customers.  In the event that our relationship with CHS Inc. is interrupted or terminated for any reason, we believe that we could locate another entity to market our distillers grains.  However, any interruption or termination of this relationship could temporarily disrupt the sale of distillers grains and adversely affect our business and operations.

Seasonal Factors in Business

In an effort to improve air quality in regions where carbon monoxide and ozone are a problem, the Federal Oxygen Program of the Clean Air Act requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Gasoline that is blended with ethanol has higher oxygen content than gasoline that does not contain ethanol.  As a result, we expect fairly light seasonality with respect to our gross profit margins on our ethanol allowing us to, potentially, be able to sell our ethanol at a slight premium during the mandated oxygenate period.  Conversely, we expect our average sales price for fuel grade ethanol during the summer, when fuel grade ethanol is primarily used as an octane enhancer or a fuel supply extender, to be a little lower.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2007, 2006 and 2005 were produced in the United States and all of our long-lived assets are domiciled in the United States.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The primary raw material required for our ethanol plant to produce ethanol and distillers grains is corn.  To operate at a name-plate capacity of 60 million gallons per year, the plant requires a supply of approximately 21.5 million bushels of corn annually.  Since we are a licensed Wisconsin grain dealer, we buy as much grain as possible from local producers and from local elevators.  Our commodities manager is responsible for consistent scheduling of corn deliveries and establishing forward contracts with local producers and through local grain elevators.  The commodities manager coordinates corn deliveries between local producers and elevators.  We may purchase additional grain from outside of our trade area as need and price dictates.  During the fiscal year ending December 31, 2007, we purchased approximately $15,042,000 in corn from some of the Company’s members who are local grain producers.

An increase in corn exports as well as sustained domestic usage of corn for ethanol production has supported current high corn prices.  Corn prices remain significantly higher than in recent years, despite a very large corn crop for the 2007 growing season.  The USDA estimated the 2007 national corn crop at 13.1 billion bushels, a record for domestic production.  However, increases in the supply of corn may be more than offset with larger increases in corn demand.  Management believes that corn prices will remain high into the near future.  While our surrounding area produces a significant amount of corn, our profitability may be negatively impacted if long-term corn prices remain high.

Natural Gas

Natural gas is also an important input to our manufacturing process.  We estimate that our current natural gas usage is approximately 121,500 million British thermal units (“MMBTU”) per month.  Once we are operating at our 60 million gallon per year capacity, we anticipate that our natural gas usage will increase to approximately 140,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that they can be marketed to broader livestock markets, including poultry and swine markets in the continental United States and overseas.  We have a natural gas purchase agreement with Constellation New Energy of Waukesaha, Wisconsin to provide natural gas and balancing services.  We have also engaged Energy Solutions, Inc. of Madison, Wisconsin to provide natural gas management services.

Federal Ethanol Supports

Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives.  Some of these laws provide economic incentives to produce and blend ethanol and others mandate the use of ethanol.

Energy Independence and Security Act of 2007

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, H.R. 6, which expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022.  Only a portion of the renewable fuel used to satisfy the expanded RFS may come from conventional corn-based ethanol. The Act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The Act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012.

Federal Oxygen Program and Reformulated Gasoline Program

Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

The two major oxygenates added to reformulated gasoline pursuant to these programs are Methyl Tertiary Butyl Ether (“MTBE”) and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states. The Energy Policy Act of 2005 did not impose a national ban of MTBE but it also did not include liability protection for manufacturers of MTBE. The failure to include liability protection for manufacturers of MTBE resulted in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this created increased ethanol demand in the short-term, we do not believe that long-term demand will be impacted because the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.  One remaining benefit for us is that the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide nonattainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy, which directly benefits gasoline refiners and blenders, and increases demand for ethanol. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. The bill created a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and E-20 in Minnesota. The VEETC is scheduled to expire on December 31, 2010.

Energy Policy Act of 2005

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The small ethanol producer tax credit is set to expire December 31, 2010.  However, upon completion of our additional expansion of the plant in June 2009, we do not anticipate qualifying for this tax credit as our anticipated annual production of 90 million gallons per year will exceed the production limit.

The Energy Policy Act of 2005 created a tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005 and before December 31, 2010. While it is unclear how this credit will effect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Other Factors Affecting Demand and Supply

In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. The demand for E85 is largely driven by flexible fuel vehicle penetration of the US vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations.  In the United States, there are currently approximately six million flexible fuel vehicles capable of operating on E85 and automakers have indicated plans to produce an estimated two million more flexible fuel vehicles per year.  In addition, Ford and General Motors have recently begun national campaigns to promote ethanol and flexible fuel vehicles.  Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce.  The National Ethanol Vehicle Coalition estimates that there are 1,411 stations selling E85 as of December 21, 2007.  The Energy Policy Act of 2005 established a tax credit of 30% for infrastructure and equipment to dispense E85.  This tax credit became effective in 2006 and is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. The tax credit, unless renewed, will expire December 31, 2010.

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

According to the Renewable Fuels Association, the ethanol industry has grown to approximately 139 production facilities in the United States with current estimates of domestic ethanol production at approximately 7.88 billion gallons as of January 29, 2008.  There are 61 new plants currently under construction, along with 7 plant expansions.  There are numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The largest ethanol producers include Archer Daniels Midland (ADM), Aventine Renewable Energy, Inc., Hawkeye Renewables, LLC, POET (formerly Broin), US BioEnergy Corp. and VeraSun Energy Corporation, each of which is capable of producing more ethanol than we expect to produce.  Recently, VeraSun and US BioEnergy Corp. announced plans to merge, which would result in their companies having a combined ethanol production capacity of approximately 1.6 billion gallons.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp.	York, NE Colwich, KS Portales, NM Ravenna, NE	Corn/milo	55 25 30 88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Advanced Bioenergy	Fairmont, NE	Corn	100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA Atlantic, IA	Corn Corn	48	110
Archer Daniels Midland	Decatur, IL Cedar Rapids, IA Clinton, IA Columbus, NE Marshall, MN Peoria, IL Wallhalla, ND	Corn Corn Corn Corn Corn Corn Corn/barley	1,070	550
Arkalon Energy, LLC	Liberal, KS	Corn	110
Aventine Renewable Energy, LLC	Pekin, IL Aurora, NE Mt. Vernon, IN	Corn Corn Corn	207	226
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
BioFuel Energy - Pioneer Trail Energy, LLC	Wood River, NE	Corn		115
BioFuel Energy - Buffalo Lake Energy, LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Calgren	Pixley, CA	Corn		55
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE Eddyville, IA	Corn Corn	85 35
Cascade Grain	Clatskanie, OR	Corn		108
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn		50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn	60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn	50
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100
Global Ethanol/Midwest Grain Processors	Lakota, IA Riga, MI	Corn Corn	95 57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA Superior, IA	Corn Corn	50	50
Hawkeye Renewables, LLC	Iowa Falls, IA Fairbank, IA Menlo, IA Shell Rock, IA	Corn Corn Corn Corn	105 115	100 110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD Huron, SD	Corn Corn	9 12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
KL Process Design Group	Upton, WY	Wood waste	1.5
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid America Agri Products/Horizon	Cambridge, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA Boardman, OR Burley, ID Stockton, CA	Corn Corn Corn Corn	40 40	50 50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY R. Cucamonga, CA	Beverage waste	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
POET	Sioux Falls, SD Alexandria, IN Ashton, IA Big Stone, SD Bingham Lake, MN Caro, MI Chancellor, SD Coon Rapids, IA Corning, IA Emmetsburg, IA Fostoria, OH Glenville, MN Gowrie, IA Groton, SD Hanlontown, IA Hudson, SD Jewell, IA Laddonia, MO Lake Crystal, MN Leipsic, OH Macon, MO Marion, OH Mitchell, SD North Manchester, IN Portland, IN Preston, MN Scotland, SD	Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn Corn	1,208	327 # # # #
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Range Fuels	Soperton, GA	Wood waste		20
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC*	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn	130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60
Siouxland Ethanol, LLC	Jackson, NE	Corn	50

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA Woodbury, MI Hankinson, ND Central City , NE Ord, NE Dyersville, IA Janesville, MN Marion, SD	Corn Corn Corn Corn Corn Corn Corn Corn	310	440 # # # #
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD Ft. Dodge, IA Albion, NE Charles City, IA Linden, IN Welcome, MN Hartely, IA Bloomingburg, OH	Corn Corn Corn Corn Corn Corn Corn Corn	560	330 # # #
Western New York Energy, LLC	Shelby, NY	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX Russell, KS	Corn/Milo Milo/wheat starch	100 48
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Total Current Capacity at 143 ethanol biorefineries			8,159.9

Total Under Construction (57)/Expansions (7)				5,246.0

Total Capacity			13,405.9

* locally-owned

# plant under construction
Source:  Renewable Fuels Association

Updated:  February 22, 2008

Competition from Alternative Ethanol Production Methods

Alternative ethanol production methods are continually under development. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive.   Furthermore, the Department of Energy and the President have recently announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol.  Several large companies, including Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland, have all indicated that they are interested in research and development in this area.  In addition, Xethanol Corporation has stated plans to convert a six million gallon per year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007.  POET (formerly Broin Companies) has also announced plans to expand Voyager Ethanol in Emmetsburg, Iowa to include cellulose to ethanol commercial production.

Although current technology is not sufficiently efficient to be competitive on a large-scale, a report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the plant into a plant which will use cellulose-based biomass to produce ethanol.  As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.

Competition with Ethanol Imported from Other Countries

Ethanol production is also expanding internationally.  Brazil has long been the world’s largest producer and exporter of ethanol; however, since 2005, U.S. ethanol production has slightly exceeded Brazilian production. Ethanol is produced more cheaply in Brazil than in the United States because of the use of sugarcane, a less expensive raw material alternative to corn. However, in 1980, Congress imposed a tariff on foreign produced ethanol to make it more expensive than domestic supplies derived from corn.  This tariff was designed to protect the benefits of the federal tax subsidies for United States farmers.  In December 2006, legislation was passed in both the U.S. House of Representatives and U.S. Senate to extend the $0.54 per gallon tariff beyond its current expiration in December 2007 through 2008. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed again in the future.

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from this tariff under the Caribbean Basin Initiative. Under the terms of the Caribbean Basin Initiative, exports from member nations are capped at 7.0% of the total United States production from the previous per year, with certain  exemptions for ethanol produced from feedstock in the Caribbean region over the 7.0% limit. However, as total production in the United States grows, the amount of ethanol produced from the Caribbean region and sold in the United States will also grow, which could impact our ability to sell ethanol.

Competition from Alternative Fuels

Our plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently the subject of several state bans, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies.

Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development by ethanol and oil companies with far greater resources. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of MTBE and ethanol.  New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sale of distillers grains.  The National Corn Growers Association estimates that approximately 10 million metric tons of distillers grains were produced in the 2006/2007 crop year.  With the exception of our distillers grains that were marketed by CSC and CHS Inc., we took advantage of our proximity to local livestock producers by marketing some of our distillers grains locally in 2007.  However, the total amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase, which will increase competition in the distillers grains market in our area.  In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.

Research and Development

During the last three fiscal years, we have not conducted any material research and development activities associated with the development of technologies for use in producing ethanol or distillers grains.  We previously explored the possibility of using post-fermentation corn solids an as energy source, but ultimately concluded that fractionation was not feasible at our plant at that time.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant and to construct our expansion.  We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit and an alcohol fuel producer’s permit.  In addition, we have completed a spill prevention control and countermeasures plan.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We are subject to ongoing environmental regulations and testing.  In fiscal year 2007, we incurred costs and expenses of approximately $24,000 complying with environmental laws, including the cost of obtaining permits.  We substantially completed the construction of Phase I of our expansion in 2007 under the construction permit granted to us on December 15, 2006.  This permit allows us to construct and initially operate the plant up to a capacity of 60 million gallons annually.  The permit expires in June 2008.  We must test our emissions to receive a permanent operating permit to operate at a capacity of 60 million gallons per year, which we expect to obtain in the Spring of 2008.  We will also require a construction permit to construct Phase II of our expansion, which we have not yet obtained.

We are subject to oversight activities by the EPA.  There is always a risk that the EPA may enforce certain rules and regulations differently than Wisconsin’s environmental administrators.  Wisconsin or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

The government’s regulation of the environment changes constantly.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  These regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.

Employees

As of December 31, 2007, we had a total of 37 employees.  We have 27 employees in ethanol production operations and 10 full-time employees in general management and administration.

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

Risks Relating to Our Business

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on if the ethanol business declines. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.

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

The price at which we purchase corn has risen substantially in the last year and we expect the price to continue to increase.  Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have pushed up the price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true if market conditions do not allow us to pass along increased corn costs to our customers.  We seek to minimize the risks from fluctuations in the price of corn through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to produce.

Increases in the price of natural gas would reduce our profitability.  The price and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the price of natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”

Our revenues are greatly affected by the price at which we can sell our ethanol or distillers grains. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors, such as overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

The price of ethanol has recently been higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased co-product supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn, leading to lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less revenue which would decrease our income and profitability.

We sell all of the ethanol we produce to Noble Americas Corp. under our ethanol marketing agreement.  Noble Americas Corp. (“Noble”) is the sole buyer of all of our ethanol, and we rely heavily on its marketing efforts to successfully sell our product.  Our financial performance is dependent upon the financial health of Noble, as a significant portion of our accounts receivable are attributable to Noble.  If Noble breaches the ethanol marketing agreement or is not in the financial position to purchase and market all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol, meaning our financial performance would be adversely and materially affected.  If our agreement with Noble terminates, we may seek other arrangements to sell our ethanol, including selling our own product; however, our sales efforts may not achieve results comparable to those achieved by Noble.

We sell a substantial portion of the distillers grains we produce to CHS Inc. under our distillers grains marketing agreement.  CHS Inc. is the sole buyer of all of our dried distillers grains that we ship by rail, and we rely heavily on its marketing efforts to successfully sell our product.  Because CHS Inc. sells distillers grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of CHS Inc., as a significant portion of our accounts receivable are attributable to CHS Inc.  If CHS Inc. breaches the distillers grains marketing agreement or is not in a financial position to purchase and market all of the distillers grains we produce, we could experience a material loss and we may not have any readily available means to sell our distillers grains, and our financial performance will be adversely and materially affected.  If our agreement with CHS Inc. terminates, we may seek other arrangements to sell our distillers grains, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by CHS Inc.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase.

Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  We may incur such costs and they may be significant.

Operational difficulties at our ethanol plant could negatively impact our sales volumes and could cause us to incur substantial losses.  Our operations are subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters.  Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.  Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

Moreover, our plant may not operate as planned or expected. We recently expanded our ethanol production capacity to 60 MGY, although we do not expect to be able to operate at full capacity until approximately June 30, 2008.  Additionally, we have plans to further expand our production capacity to 90 MGY.  The operation of our plant is and will be, however, subject to various uncertainties relating to our ability to implement the necessary process improvements required to achieve these increased production capacities. As a result, our plant may not produce ethanol and distillers grains at the levels we expect.  In the event our plant does not run at its increased expected capacity levels, our business, results of operations and financial condition may be materially adversely affected.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to continue to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Independence and Security Act of 2007 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., ADM, Aventine Renewable Energy, Inc., Cargill, Inc., Hawkeye Renewables, POET (formerly Broin), US Bio Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. Additionally, in November of 2007, VeraSun and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and adversely affect our financial condition.

Our ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.  Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum.  This is especially true in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Significant resources are being allocated to promote research and development of cellulose-based ethanol.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

Certain countries can export ethanol to the United States duty-free, which may undermine the ethanol production industry in the United States.  Imported ethanol is generally subject to a $0.54 per gallon tariff and a 2.5% ad valorem tax that was designed to offset the $0.51 per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is a special exemption from the tariff for ethanol imported from 24 countries in Central America and the Caribbean islands which is limited to a total of 7.0% of United States production per year. In December 2006, legislation was passed by the U.S. House of Representatives and U.S. Senate to extend the $0.54 per gallon tariff through 2008. We do not know the extent to which the volume of imports would increase if the tariff is not renewed.

In addition, the North America Free Trade Agreement foreign countries, Canada and Mexico, are exempt from duty.  Imports from the exempted countries have increased in recent years and are expected to increase further as a result of new plants under development. In particular, the ethanol industry has expressed concern with respect to a new plant under development by Cargill, Inc., the fifth largest ethanol producer in the United States, in El Salvador that would take the water out of Brazilian ethanol and then ship the dehydrated ethanol from El Salvador to the United States duty-free. Brazil is currently the world’s second largest producer and largest exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar.  Since production costs for ethanol in Brazil are estimated to be significantly less than what they are in the United States, the import of the Brazilian ethanol duty-free through El Salvador or another country exempted from the tariff may negatively impact the demand for domestic ethanol and the price at which we sell our ethanol.

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

The expansion of domestic ethanol production in combination with state bans on MTBE and/or state renewable fuels standards may place strains on related infrastructure such that our ethanol cannot be marketed and shipped to blending terminals that would otherwise provide us the best cost advantages.  If the volume of ethanol shipments continues to increase and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure such that our ethanol cannot reach its target markets. Substantial development of infrastructure by persons and entities outside our control will be required for our operations, and the ethanol industry generally, to grow.  Areas requiring expansion include, but are not limited to:

•                  additional rail capacity to meet the expanding volume of ethanol shipments;

•                  additional storage facilities for ethanol;

•                  increases in truck fleets capable of transporting ethanol within localized markets;

•                  expansion of and/or improvements to refining and blending facilities to handle ethanol instead of MTBE;

•                  growth in the fleet of flexible fuel vehicles capable of using E85 fuel.

The expansion of the above infrastructure may not occur on a timely basis, if at all.  Our operations could be adversely affected by infrastructure disruptions.  In addition, lack of or delay in infrastructure expansion may result in an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.

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

Loss of or ineligibility for favorable tax benefits for ethanol production could hinder our ability to operate at a profit and reduce the value of your investment in us. The ethanol industry and our business are assisted by various federal ethanol tax incentives. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could depress ethanol prices and negatively impact our financial performance.

One important tax provision involves the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cents per gallon production income tax credit on up to 15 million gallons of production annually.  Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons, allowing us to qualify for this credit. However, following the completion of our plant expansion to 90MGY, we will no longer qualify for this tax credit.

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business.  We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.   Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  In April 2007, the United States Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The lawsuit sought to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Wisconsin regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.  PROPERTIES.

Our ethanol plant is located on approximately 115 acres on Wisconsin Highway 33, two miles east of Wisconsin Highway 73.  The plant’s address is W1231 Tessmann Drive, Friesland, Wisconsin 53935.  The original construction of the plant was completed in April 2005.  Phase I of the expansion of the plant was substantially completed in December 2007.  The ethanol plant consists of the following buildings:

•                  A dry bulk products shipping and receiving facility with main elevators and conveyors of 15,000 bushel per hour capacity, one truck and one combination truck and rail handling lane, as well as grain storage for 450,000 bushels and cleaning, grinding, and dust control equipment.

•                  An ethanol production system which is comprised of a mixing system, cooker, liquefaction vessels, five 750,000 gallon fermentors, a 985,000 gallon beer well vessel, distillation system, and alcohol driers.  This equipment is arranged in and around the process and production building, which also houses the electrical and process control center, control room, maintenance facilities, staff facilities, and operations management offices.

•                  The ethanol storage area which consists of two 750,000 gallon storage tanks with floating lids, two shift tanks with a combined capacity of 200,000 gallons and a denaturant storage tank with a capacity of 100,000 gallons.  These vessels are contained within a spill containment area to contain any spills of the contents of the tanks which might occur.  There are catch basins at the rail and truck loading stations which drain into this containment area as well.

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

•                  A 7,458 square foot maintenance building including offices, a workout room and break area.

On May 25, 2006, we signed credit agreements with Farmers & Merchants Union Bank of Friesland, Wisconsin and refinanced our existing term debt and revolving loan commitment.  The credit facility is secured by substantially all our assets.

On June 7, 2006, our board of directors announced plans to conduct an engineering and feasibility study for increasing our plant production capacity.  Phase I of this expansion was substantially completed in December 2007 and is expected to increase our production capacity to 60 million gallons annually, the capacity permitted by our construction permit, by approximately June 30, 2008.  Phase II of our expansion project will involve downstream capacity expansion (post-fermentation) and is expected to increase our overall production capacity to 90 million gallons per year.  We are in the process of determining whether this 30 million gallon facility will be a stand-alone facility or part of a second expansion to our existing plant.  We anticipate that this expansion will be completed in

June 2009.  In connection with this expansion, our board has approved the purchase of centrifuges and the expansion of our distillation, dehydration, and evaporation system.

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

Our grain storage capacity is being expanded from 450,000 bushels to 900,000 bushels.  Also, a new loading system, including a separate loading bay, is also under construction in the grain receiving area.  A new distillers grains cooling and conveying system is also under construction.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S MEMBERSHIP UNITS, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF MEMBERSHIP UNITS.

There is no public trading market for our membership units.  However, we have created a private qualified online matching service in order to facilitate trading of our units.  Our online matching service has been designed to comply with federal tax laws and regulations establishing a “qualified matching service,” as well as state and federal securities laws.  Our online matching service consists of an electronic bulletin board that provides lists of interested sellers and interested buyers, along with non-firm price quotations.  We do not receive any compensation for creating or maintaining the matching service.  We do not become involved in any purchase or sale negotiations arising from our qualified matching service.  In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the online matching service.  We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates.  There are detailed timelines that must be followed under the matching service with respect to offers and sales of membership units.  All transactions must comply with the qualified matching service terms and conditions, rules, our operating agreement, and are subject to approval by our board of directors.  The qualified matching service rules and terms and conditions are available on our website, www.uwgp.com.

The following table contains historical information by quarter for the past two years regarding the actual unit transfers that were completed by the Company’s unit-holders during the periods specified.  The Company believes this most accurately represents the current trading value of the Company’s units.  The information was compiled by reviewing the completed unit transfers that occurred on our qualified online matching service during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
Oct 1 — Dec 31 2007	$2,300.00	$3,250.00	$2,727.70	213
July 1 — Sept 30 2007	$3,132.00	$3,375.00	$3,152.17	150
Apr 1 — June 30 2007	$3,000.00	$3,500.00	$3,224.08	731
Jan 1 — March 31 2007	$3,000.00	$3,400.00	$3,225.00	170
Oct 1 — Dec 31 2006	$3,450.00	$4,000.00	$3,648.08	260
July 1 — Sept 30 2006	$1,500.00	$3,900.00	$3,194.74	95
Apr 1 — June 30 2006	$2,200.00	$2,500.00	$2,363.64	55
Jan 1 — March 31 2006	$1,700.00	$1,950.00	$1,800.00	30

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily trade on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause us to be deemed a publicly traded partnership.

Unit Holders

As of February 29, 2008, we had 28,675 membership units issued and outstanding and approximately 983 holders of record of our membership units.  There is no other class of membership units issued or outstanding.

Distributions

Our board of directors has complete discretion over the timing and amount of distributions to our unit holders; however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  In addition, distributions are restricted by certain covenants in our term loan and revolving credit loan.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Short-Term and Long-Term Debt Sources.”  There can be no assurances as to our ability to declare or pay distributions in the future or that past distributions (described below) will be indicative of future distributions.

Revenues generated from plant operations are distributed by the Company to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.

2008 Distributions

On January 10, 2008, our Board of Directors approved a cash distribution of $250 per unit to the holders of membership units of record at the close of business on January 10, 2008.  The distribution was paid in February 2008.

2007 Distributions

On January 9, 2007, our Board of Directors approved a cash distribution of $500 per unit to the holders of membership units of record at the close of business on January 9, 2007.  The distribution was paid in February 2007.  On July 10, 2007, our Board of Directors approved a cash distribution of $136 per unit to the holders of membership units of record at the close of business on July 10, 2007.  The distribution was paid in August 2007.

2006 Distributions

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

Issuer Purchases of Equity Securities

We made the following membership unit repurchases during the fourth quarter of our fiscal year ended December 31, 2007: (1)

Period	Total Number of Units Purchased	Average Price Paid per Unit ($)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs ($)
October 1, 2007 – October 31, 2007	10	3,100.00	10	953,250.00
November 1, 2007 – November 30, 2007	45	3,211.11	45	808,750.00
December 1, 2007 – December 31, 2007	10	3,200.00	10	776,750.00
Total	65	3,192.31	65	776,750.00

(1) On June 11, 2007 the board approved expenditures of up to $1,000,000 to pursue the option of buying back membership units.  Prior to the purchases listed in the table above, the Company had repurchased a total of 5 units for $3,150 per unit.  As of December 31, 2007, the Company had repurchased a total of 70 membership units for a total of $223,250.  The expiration date of this unit repurchase program is June 10, 2008.

Performance Graph

The following graph compares the cumulative total return on the Company’s units with the cumulative total return of the NASDAQ Index and the SIC Code Index (SIC Code 2869—Industrial Organic Chemicals, Not Elsewhere Classified).  The unit price performance shown on the following graph is not intended to forecast and is not indicative of future unit price performance.  The data for this performance graph was compiled for us by Morningstar, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company, which is derived from the audited financial statements for the periods indicated.  The information below is only a summary.  This information should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included in this annual report.  Our past performance may not be indicative of future financial condition or results of operations for many reasons, including the risks described in “Item 1A—Risk Factors” and elsewhere in this annual report.

Statement of Operations Data:	2007	2006	2005	2004	2003
Revenues	$112,103,602	$111,771,603	$54,477,045	$—	$—

Cost of Goods Sold	$87,374,742	$67,482,429	$43,643,191	$—	$—

Gross Profit	$24,728,860	$44,289,174	$10,833,854	$—	$—

Operating Expenses	$3,518,068	$3,383,385	$2,286,229	$718,431	$565,689

Operating Income (Expense)	$21,210,792	$40,905,789	$8,547,625	$(718,431)	$(565,689)

Other Income (Expense)	$31,440	$(887,940)	$2,187,770	$(1,731)	$43,565

Net Income (Expense)	$21,242,232	$40,017,849	$10,735,395	$(720,162)	$(522,124)

Weighted Average Units Outstanding	28,767	28,780	28,780	28,270	3,071
Net Gain (Loss) Per Unit	$738.42	$1,390.47	$373.02	$(25.47)	$(170.02)
Cash Distributions per Unit	$636.29	$400.00	$—	$—	$—

Balance Sheet Data:	2007	2006	2005	2004	2003
Net Property, Plant & Equipment	$51,625,090	$47,364,224	$49,891,372	$43,076,408	$5,293,549
Total Assets	$86,538,195	$84,946,319	$64,915,892	$44,253,414	$25,546,721
Long-Term Debt, less current maturities	$13,097,887	$14,349,890	$22,074,722	$77,723	$2,298
Members’ Equity	$68,128,195	$65,413,512	$36,907,663	$26,172,268	$23,710,419
Units Outstanding at End of Year	28,710	28,780	28,780	28,780	25,605
Book Value Per Capital Unit	$2,372.98	$2,272.88	$1,282.41	$909.39	$927.18

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Except for historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Item 1A—Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Overview

References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  United Wisconsin Grain Producers, LLC is a Wisconsin limited liability company that manages the business and day-to-day operations of a 60 million gallon per year ethanol plant near Friesland, Wisconsin.  The ethanol plant was originally constructed as a 40 million gallon per year facility, but in late 2007 the plant’s production capacity was expanded to 60 million gallons per year.  We expect to operate at this expanded production capacity by approximately June 30, 2008.  We anticipate further increasing our production capacity to 90 million gallons per year by approximately June 30, 2009.

We expect to fund our operations during the next twelve months using cash flow from continuing operations and our credit facilities.  We expect to continue ongoing research and development activities in the next twelve months in the form of commissioning studies on internal energy generation in conjunction with our plant production capacity increases, in particular the possibility of using post-fermentation corn solids or other renewable fuel as an energy source, thereby offsetting our natural gas usage.  This evaluation and analysis work has postponed the completion date for the planned 60 to 90 MGY capacity increase.  This is because the design of the 30 million gallon per year facility is affected by our energy technology choice.

Results of Operations

Comparison of the fiscal years ended December 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2007 and 2006:

	Fiscal year Ended December 31, 2007 (Audited)		Fiscal year Ended December 31, 2006 (Audited)
	Amount	%	Amount	%
Income Statement Data
Revenues	$112,103,602	100.0	$111,771,603	100.0

Cost of Goods Sold	$87,374,742	77.9	$67,482,429	60.4

Gross Profit	$24,728,860	22.1	$44,289,174	39.6

Operating Expenses	$3,518,068	3.1	$3,383,385	3.0

Operating Income	$21,210,792	19.0	$40,905,789	36.6

Other Income (Expense)	$31,440	0.0	$(887,940)	(0.8)

Net Income	$21,242,232	19.0	$40,017,849	35.8

Revenues.  Revenues from operations for the fiscal year ended December 31, 2007 totaled $112,103,602.  In the fiscal year ended December 31, 2007 ethanol comprised 88% of our revenues and distillers grain sales (DGS) comprised 12% of our revenues.  Revenues from operations for the fiscal year ended December 31, 2006 totaled $111,771,603, of which ethanol comprised 90% and distillers grains comprised 10%.  Revenues for the fiscal year ended December 31, 2007 were relatively unchanged from the previous fiscal year.

The price of ethanol in the fiscal year ended December 31, 2007 was down approximately 5% from the price for the fiscal year ended December 31, 2006.   Ethanol prices have trended higher in the last few months.  The lowest recent prices were seen in October 2007, following a downward trend after ethanol prices peaked in

July 2006.  Management currently expects short-term and mid-term ethanol prices to remain higher than historical averages due to a high demand for ethanol which may be contributed to by a number of factors, including the use of ethanol as an oxygenate to replace MTBE, the high price of gasoline encouraging voluntary blending of ethanol and the growing recognition of ethanol as an alternative energy source.  However, management believes the industry will need to continue to grow demand in order to increase or sustain current prices.  According to the Renewable Fuels Association, as of February 22, 2008 there were 143 ethanol plants in operation nationwide with the capacity to produce more than 8.16 billion gallons of ethanol annually, with an additional 57 new plants and seven expansions under construction expected to add an additional estimated 5.25 billion gallons of annual production capacity in the next 12 to 18 months.  Unless this new supply is equally met with increased demand, downward pressure on ethanol prices could continue to occur.  If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.

Our revenues include a loss of $1,221,061 for the fiscal year ended December 31, 2007 related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes, affecting our financial performance.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.   These instruments are the primary tools of our risk management program for ethanol revenues.

                The sales prices for our distillers grains for the fiscal year ended December 31, 2007 were up 26% from the fiscal year ended December 31, 2006.  The rising cost of corn and other alternative feed sources has pushed distillers grains prices upward in recent months.  Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources changes significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grains prices.  To date, additional distillers grains demand has come from increased domestic usage and increased overseas demand for distillers grains.

                Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the fiscal year ended December 31, 2007 totaled $87,374,742 as compared to $67,482,429 for the fiscal year ended December 31, 2006.  The 30% increase in cost of goods sold in the fiscal year ended December 31, 2007 as compared to the previous fiscal year is a net result of a 46% increase in the cost of corn and other ingredients and a 16% increase in electricity, partially offset by a 10% decrease in the cost of production labor and an 8% decrease in the cost of natural gas.  Our decreased cost of production labor is primarily the result of decreased costs in connection with our high earnings reward profit-sharing program.

                The average corn price for 2007 was 39% higher than the average for 2006.  Corn prices, along with the price of most agricultural commodities, have been trending higher over the past year.  Chicago Board of Trade corn futures contracts have traded from a low of $2.70 in early spring 2006 to a high of over $5.60 in early 2008.  This $2.90 trading range is due to increased volatility surrounding the supply and demand picture for corn.  A large portion of this volatility was due in part to the rapid expansion taking place in the ethanol production industry.  Ethanol production facilities were experiencing larger than average profit margins, thus encouraging many new facilities to be constructed throughout the country.  This rapid expansion has brought about a substantial increase in demand for corn and thus in corn prices. The weak dollar has also promoted strong export sales of corn, adding to the strong demand picture.  Prices have remained relatively higher for a prolonged period, encouraging producers to supply adequate product to meet this increased demand.  The USDA estimated the 2007 national corn crop at 13.1 billion bushels, allowing a projected carryout number of slightly less than 2 billion bushels.  Historically, this is a very large carryout volume, but given the projected total future demand, corn has struggled to trade at a lower price.  Recently, ethanol margins have tightened considerably, which may reduce the domestic demand for corn.  However, current high wheat prices and high soybean prices could lure acres out of corn production in 2008, which could increase corn prices and further increase our cost of goods sold.

Our cost of goods sold includes a gain of $255,304 for the fiscal year ended December 31, 2007 related to our corn derivative instruments as compared to a $3,183,371 gain for the fiscal year ended December 31, 2006.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.

Natural gas is also an important input to our manufacturing process.  The price and volume of our natural gas for the fiscal year ended December 31, 2007 remained relatively unchanged as compared to the same period in 2006.   We estimate that our natural gas usage is approximately 121,500 million British thermal units (“MMBTU”) per month.  We expect our natural gas usage to increase to 140,000 MMBTU per month once we are operating at a production rate of 60 million gallons per year.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Over the past two to three years natural gas has been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  Although natural gas prices have trended lower since their peak in late 2005, we expect natural gas prices to remain higher than historic prices given the higher prices of energy sources generally.  We expect our natural gas costs to remain at or near costs experienced over the past year, which will continue to have a negative impact on our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with them on an ongoing basis to mitigate our exposure to volatile gas prices.   We have also secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day, although we may need to secure additional pipeline capacity to operate at our expanded production rate.

Gross Profit.  Gross profit for the fiscal year ended, December 31 2007 was $24,728,860, a 44% decrease from the gross profit of $44,289,174 for the fiscal year ended December 31, 2006.  This decrease is due primarily to a 39% increase in the price of corn (see “Cost of Goods Sold” above).

In the year ending December 31, 2007, although the spread between the selling price of the ethanol and distillers grains we sold and the cost of the raw materials required to produce our ethanol and distillers grains was down from the preceding year, we still realized a favorable margin.  The spread between the price we receive for our products and the costs of our raw materials may not continue at this favorable rate in the future.  The rapidly increasing supply of ethanol may outpace the demand for ethanol, placing additional downward pressure on our selling price and further eroding our margins.  The increased production of ethanol from corn in the industry may contribute to the already increasing demand for corn and exceed the supply of corn, increasing our cost of corn and reducing our profit margin.  A decrease in profit margin will adversely affect our financial performance.

Operating Expenses.  Operating expenses of $3,518,068 for the fiscal year ended December 31, 2007, as compared to operating expenses of $3,383,385 for fiscal year ended December 31, 2006, remained relatively unchanged, representing 3.1% and 3.0% of our revenues, respectively.

                                                Operating Income.  Operating income for fiscal year ended December 31, 2007 totaled $21,210,792, or 19% of revenues.  Operating income for the fiscal year ended December 31, 2006 totaled $49,905,789, or 37% of revenues.  The decrease in operating income for the fiscal year ended December 31, 2007 compared to the fiscal year ended December 31, 2006 is primarily a result of the decrease in “Gross Profit” (discussed above).

Other Income (Expense).  Our other income (expense) for the fiscal year ended December 31, 2007 was income of $31,440 as compared to an expense of $887,940 for the fiscal year ended December 31, 2006.  Our other income (expense) items at December 31, 2007 consisted primarily of interest income, interest expense, and a net loss on investment.  Our other income (expense) items at December 31, 2006 consisted primarily of a net interest expense.  The changes in other income (expense) items were due primarily to an increase in interest income and a decrease in interest expense.

We did not receive any payments from the USDA CCC Bioenergy program in the fiscal year ended December 31, 2007 as compared to receipt of payments totaling $393,336 for the fiscal year ended December 31, 2006.  Payments under the Bioenergy Program were based upon increases in ethanol production relative to the previous year.  The CCC announced that its funds would be exhausted in the third quarter of the government’s 2006 fiscal year and the program terminated as of June 30, 2006.  For this reason, we will not receive any further income from this program.

Comparison of the fiscal years ended December 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2006 and 2005.  It is important to note when comparing these two periods that the fiscal year ending December 31, 2005 represents only 8 months of production since the plant only became operational in May of 2005.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Amount	%	Amount	%
Income Statement Data
Revenues	$111,771,603	100.0	$54,477,045	100.0

Cost of Goods Sold	$67,482,429	60.4	$43,643,191	80.1

Gross Profit	$44,289,174	39.6	$10,833,854	19.9

Operating Expenses	$3,383,385	3.0	$2,286,229	4.2

Operating Income	$40,905,789	36.6	$8,547,625	15.7

Other Income (Expense)	$(887,940)	(0.8)	$2,187,770	4.0

Net Income	$40,017,849	35.8	$10,735,395	19.7

Revenues.  Revenues from operations for the fiscal year ended December 31, 2006 totaled $111,771,603.  In the fiscal year ended December 31, 2006 ethanol comprised 90% of our sales and DDGS comprised 10% of our sales.  Revenues from operations for the fiscal year ended December 31, 2005 totaled $54,477,045, of which ethanol comprised 89% of our sales and DDGS comprised 11%.  The increase in revenues from operations for the fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005 is substantially a result of a 32% increase in the price per gallon of ethanol and a 57% increase in gallons produced.   The 57% increase in gallons produced is a result of a full year in production in 2006 as compared to only eight months of production in 2005 as well as a 7% increase in the average production rate in 2006.  The sales price for our distillers grains remained relatively unchanged in the fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the fiscal year ended December 31, 2006 totaled $67,482,429 as compared to $43,643,191 for the fiscal year ended December 31, 2005.  The 55% increase in cost of goods sold in the fiscal year ended December 31, 2006 as compared to the previous year is primarily a result of a full twelve months of operations in 2006 as opposed to eight months in 2005.

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

Gross Profit.  Gross profit for the fiscal year ended December 31, 2006 was approximately $44,289,174 as compared to approximately $10,833,854 for the fiscal year ended December 31, 2005.  This is an increase of 309% for fiscal year 2006 as compared to fiscal year 2005.  This increase is due primarily to a full year of production in 2006 as compared to only eight months of production in 2005, increased efficiency and production at the plant, and the favorable spread between the selling prices of our products and the costs of the raw materials required to produce our products.

Operating Expenses.  Operating expenses for the fiscal year ended December 31, 2006 totaled approximately $3,383,385, an increase of approximately 48% over our operating expenses of $2,286,229 for the fiscal year ended December 31, 2005.    The increase in operating expenses for the fiscal year ended December 31, 2006 was primarily due to a full twelve months of operations as opposed to only eight months in the previous fiscal year ended December 31, 2005.

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

Changes in Financial Condition for the Fiscal year ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006.

                Assets totaled $86,538,195 on December 31, 2007, as compared to $84,946,319 on December 31, 2006.  Current assets totaled $33,920,040 on December 31, 2007, as compared to $37,482,095 on December 31, 2006.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a net result of an increase in cash from operations, less the $18,304,080 cash used for our member distributions in February and August 2007 and approximately $9,000,000 used for capital expenditures and construction in process and (ii) a $1,188,531 increase in our accounts receivable balance.

                Current liabilities were relatively unchanged at $5,311,894 on December 31, 2007, as compared to $5,182,917 on December 31, 2006.  Long term debt, net of current maturities, totaled $13,097,887 on December 31, 2007, as compared to $14,349,980 on December 31, 2006.  This 9% reduction is a direct reflection of the principal payments made on our long-term debt as required by our loan agreement.

                Members’ equity totaled $68,128,414 on December 31, 2007, as compared to $65,413,512 on December 31, 2006.  This change is a net result of earnings less the aggregate $18,304,080 membership distributions paid out in February and August 2007 and $223,250 paid out for the repurchase of membership units.  On June 11, 2007 the board approved up to $1,000,000 to explore/pursue the option of buying back membership units offered for sale.  As of December 31, 2007, the board had approved a repurchase of a total of 70 membership units for $223,250.

Changes in Financial Condition for the Fiscal Year Ended December 31, 2006 Compared to the Fiscal Year Ended December 31, 2005.

Assets totaled $84,946,319 on December 31, 2006, as compared to $64,915,892 on December 31, 2005.  Current assets totaled $37,482,095 on December 31, 2006, as compared to $14,475,144 on December 31, 2005.  Current liabilities totaled $5,182,917 on December 31, 2006, as compared to $5,933,507 on December 31, 2005.  Long term debt, net of current maturities, totaled $14,349,980 on December 31, 2006, as compared to $22,074,722 on December 31, 2005.  Members’ equity totaled $65,413,512 on December 31, 2006, as compared to $36,907,663 on December 31, 2005.

Liquidity and Capital Resources

Comparison of the fiscal years ended December 31, 2007 and 2006

The following table shows cash flows for the fiscal years ended December 31, 2007 and 2006:

	Fiscal year ended December 31
	2007	2006
Net cash provided by operating activities	$24,694,496	$43,914,660
Net cash used in investing activities	$(10,453,642)	$(2,242,779)
Net cash used in financing activities	$(19,462,571)	$(20,477,027)

Cash Flow Provided by Operations.  Our net cash flow provided from operating activities for the fiscal year ended December 31, 2007 was $24,694,496, as compared to $43,914,660 for the previous fiscal year.  The decrease in net cash flow provided from operating activities for the fiscal year ended December 31, 2007 compared to the fiscal year ended December 31, 2006 was primarily due to a net result of a decrease in net income.  Our capital needs are adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the fiscal year ended December 31, 2007 constituted expenditures of $10,453,642, as compared to expenditures of $2,242,779 for the previous fiscal year.  The increase in expenditures for the fiscal year ended December 31, 2007 compared to the fiscal year ended December 31, 2006 is due primarily to (i) capital expenditures and construction in process payments of $9,715,392, most of which is for Phase I of the plant expansion as compared to capital expenditures and construction in process payments of $2,142,779 in the fiscal year ended December 31, 2006 and (ii) an additional $1,055,000 investment (for a total of $1,155,000) in the First Missouri Energy project (discussed below).

Management estimates that approximately $1,500,000 in capital expenditures will be made in the next six months to complete the operational improvements in grains shipping, receiving and storage area, bringing the expected total cost to approximately $2,440,000.  Also, approximately $1,000,000 in capital expenditures will be made to complete the new distillers grains cooling and conveying system, a $2,050,000 project approved by our board on June 11, 2007.

It is presently estimated that an additional $35,000,000 will be spent over the next eighteen months for an additional 30 million gallon per year ethanol production facility at our plant site (See “Plant Expansion and Construction in Process” below), all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  We are in the process of determining whether this 30 million gallon facility will be a stand-alone facility or part of an expansion to our existing plant.  Utilizing cash generated from operations for the plant expansion may impact our ability to pay out future member distributions.  Our projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.  We currently estimate the 30 million gallon per year expansion facility will be complete by June 2009; however, construction may not stay on schedule and we may not be able to operate at the expanded production levels by June 2009.

In addition to capital investment to increase the capacity and efficiency of our Friesland facility, on February 12, 2007 our board approved a $10,000,000 investment for an approximate 28% ownership interest in a joint venture to construct and operate a 55 million gallon capacity ethanol plant at Cape Girardeau, Missouri.  It is presently anticipated that the production of ethanol at this new plant will commence in early 2010.  However, this date may be delayed depending on whether the plant is successful at securing adequate equity and debt financing to complete capitalization of the project.  As of December 31, 2007 we had paid out a total of $1,155,000 on this project.  Our commitment to the project was reduced to $6,285,000 in April 2007.  We expect that our ownership share will be reduced from 28% due to our lower capital contribution and expected increase in the total equity requirement for the project.  We expect to pay our remaining capital contribution upon loan closing once First Missouri Energy is able to obtain debt financing for the project.

Cash Flow Used In Financing Activities.  We used cash to pay down our debt by $1,158,491 during the fiscal year ended December 31, 2007 compared to $8,965,027 used for debt payments for the fiscal year ended December 31, 2006.  The principal paid in the fiscal year ended December 31, 2007 was pursuant to the ten-year amortization required by our existing loan agreement with Farmers & Merchants Union Bank.  The principal paid during the fiscal year ended December 31, 2006 included additional principal payments allowed for by our loan agreement with our previous lender, AgStar Financial Services, in an effort to reduce debt.  During the fiscal year ended December 31, 2007, we made cash distributions to our members in the aggregate amount of $18,304,080 as compared to $11,512,000 in the fiscal year ended December 31, 2006.

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

Short-Term and Long-Term Debt Sources

On May 25, 2006, we signed credit agreements with Farmers & Merchants Union Bank of Friesland, Wisconsin and refinanced our initial term debt and revolving loan commitment.  The credit facility is secured by substantially all of our assets.   The term loan of $16,040,376 is for five years with a ten-year amortization.  We secured a $5,000,000 revolving loan.  As of December 31, 2007, there is no outstanding balance on the revolving loan.  Payments on the term loan are paid in monthly installments, including principal and interest.  The interest rate is fixed at 7.4% for both the term and revolving loan for 5 years.  Interest is due monthly on the revolving loan commitment; however, we do not currently have any outstanding balance on the revolving loan.

As of December 31, 2007 and December 31, 2006, we had outstanding debt of $14,356,139 and $15,514,630, respectively, on the term debt and did not have any borrowings on the revolving loan.

There is an annual facility fee of $20,000 on the term loan beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  There is an additional $10,000 annual service fee for the revolving credit agreement which can be terminated prior to its maturity, thereby discontinuing the service fee.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   Farmers & Merchants Union Bank approved our member distribution of $14,390,000 in February 2007 and of $3,914,080 in August of 2007 and has also approved our additional anticipated capital expenditures in excess of $1,000,000 for 2007.  As of December 31, 2007, we are in compliance with all of our financial debt covenants.  The loan remains secured by substantially all of our assets.

On January 10, 2008 our board voted to retire the balance of our existing long-term debt with Farmers & Merchants Union Bank.  We expect to retire the debt by the end of April 2008.

Plant Expansion and Construction in Process

In December 2007 we completed an expansion of our plant to 60 MGY, however, we are gradually bringing various components of our capacity expansion online and we expect to be fully operational at 60 million gallons per year, the capacity permitted by our construction permit, by approximately June 30, 2008.  However, it is possible that we will not be able to operate at 60 million gallons per year by the expected date.  Phase I of our expansion entails increasing the cook and fermentation system capacity.  As of December 31, 2007 we had incurred approximately $6.7 million in capital expenditures for the expansion, which was the budgeted amount for the expansion.  Phase I of our expansion is substantially complete and we do not anticipate any further expenditures related to this expansion project.

Other plant improvements are currently underway.  The grain storage capacity is being expanded from 450,000 bushel to 900,000 bushel, a $1,319,000 project approved by our board on May 10, 2007.  A new loading system, including a separate loading bay, is also under construction in the grain receiving area, a $1,124,000 project also approved by our board on May 10, 2007.  A new distillers grains cooling and conveying system is also underway, a $2,050,000 project approved by our board on June 11, 2007.  Whereas these improvements will not increase capacity and they are not part of our “capacity expansion plans,” they will contribute to operation efficiency and customer service.  All of these projects are in progress and as of December 31, 2007 we had incurred approximately $2,646,000 in construction-in-process costs towards their completion.

We have engaged an engineering firm to assist in developing a plan to add an additional 30 million gallons of production capacity at our plant site.   The estimated cost of this work is approximately $35,000,000, although we have not finalized the design and the scope of work at this time.  Some capital expenditures have been made towards the areas of this project that have been defined.  On May 10, 2007 the board approved an expenditure of $1,350,000 for the centrifuges and on June 11, 2007 the board approved an expenditure of $16,700,000 for the expansion of the distillation, dehydration, and evaporation (DD&E) system.  As of December 31, 2007 we have incurred construction-in-process costs of approximately $1,165,000 towards this effort.

All of the funds expended thus far have been from income derived from operations.  We expect to finance the added production capacity through a combination of earnings from operations and additional debt financing.  This could limit our ability to make member distributions as they have occurred in the past.  We may not be able to finance the projects as anticipated.

Contractual Obligations and Commercial Commitments

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and commitments as of December 31, 2007:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years

Long-Term Debt Obligations	$14,356,139	$1,258,252	$2,809,649	$10,288,238	$—
Operating Lease Obligations	3,889,988	545,805	1,037,283	938,400	1,368,500
Purchase Obligations	33,572,757	31,071,845	1,308,812	408,720	783,380
Total Contractual Cash Obligations	$51,818,884	$32,875,902	$5,155,744	$11,635,358	$2,151,880

Subsequent Events

                                                On January 10, 2008, the board of directors approved a $7,175,000 member distribution to the unit holders of record as of the same date.  The distribution of $250 per membership unit was made on February 15, 2008.

                                                On January 10, 2008 the board of directors voted to retire the balance of our existing long-term debt with Farmers & Merchants Union Bank.  We expect to retire the debt by the end of April 2008.

                                                On January 10, 2008, the board of directors approved the addition of a cooling tower which is estimated to cost a total of approximately $1,254,000.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

                                                Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We did not have any critical accounting estimates as of the fiscal year ended December 31, 2007.  There were no material changes in the Company’s accounting estimates during the fiscal year ended December 31, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At December 31, 2007 and December 31, 2006, the fair value of our derivative instruments for corn and gasoline is an asset in the amount of $5,189 and an asset in the amount of $150,463, respectively.  At December 31, 2006, we held derivative instruments for corn, but no ethanol-related derivative instruments.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or gasoline. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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

To manage our natural gas price risk, we have entered into forward contracts to purchase approximately 178,900 MMBTU of natural gas through May 2008 at an average price of approximately $7.25 per MMBTU.  We may also purchase additional natural gas requirements for the 2008 calendar year as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to corn and gasoline price risk. The table presents the fair value of our derivative instruments as of December 31, 2007 and December 31, 2006 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
December 31, 2007	$5,189	$(519)
December 31, 2006	$150,463	$(15,046)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

United Wisconsin Grain Producers, LLC

Friesland, Wisconsin

We have audited the accompanying balance sheets of United Wisconsin Grain Producers, LLC as of December 31, 2007 and 2006 and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2007, 2006, and 2005.  United Wisconsin Grain Producers, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Wisconsin Grain Producers, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 17, 2008

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Balance Sheets

	December 31,	December 31,
ASSETS	2007	2006

Current Assets
Cash and cash equivalents	$24,759,614	$29,981,331
Restricted cash	248,383	411,587
Derivative instruments	5,189	150,463
Account receivable, net of allowance for doubtful accounts of $69,000 and $0, respectively	5,486,721	4,298,190
Prepaid expenses and other current assets	634,869	566,011
Inventory	2,785,264	2,074,513
Total current assets	33,920,040	37,482,095

Property, Plant and Equipment
Land and land improvements	5,864,889	5,806,181
Office equipment	567,547	447,453
Buildings	2,192,293	488,454
Plant and process equipment	52,812,431	47,100,121
Construction in process	2,906,876	1,326,435
Total property, plant, and equipment	64,344,036	55,168,644
Less accumulated depreciation	12,718,946	7,804,420
Net property, plant and equipment	51,625,090	47,364,224

Other Assets
Investment	993,065	100,000
Total other assets	993,065	100,000

Total Assets	$86,538,195	$84,946,319

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Balance Sheets

	December 31,	December 31,
LIABILITIES AND MEMBERS’ EQUITY	2007	2006

Current Liabilities
Current maturities of long-term debt	$1,258,252	$1,164,740
Accounts payable	3,258,789	2,672,641
Accrued liabilities	794,853	1,345,536
Total current liabilities	5,311,894	5,182,917

Long-Term Debt, less current maturities	13,097,887	14,349,890

Commitments and Contingencies

Members’ Equity, 28,710 and 28,780 units authorized, issued, and outstanding, respectively	68,128,414	65,413,512

Total Liabilities and Members’ Equity	$86,538,195	$84,946,319

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenues	$112,103,602	$111,771,603	$54,477,045

Cost of Goods Sold	87,374,742	67,482,429	43,643,191

Gross Profit	24,728,860	44,289,174	10,833,854

Operating Expenses	3,518,068	3,383,385	2,286,229

Operating Income	21,210,792	40,905,789	8,547,625

Other Income (Expense)
Grant income	5,000	—	187,852
Interest income	1,084,679	554,263	64,283
Government program income	—	393,336	3,197,912
Interest expense	(1,068,539)	(1,338,803)	(1,320,055)
Equity in net loss of investment	(161,935)	—	—
Miscellaneous income (expense)	172,235	(496,736)	57,778
Total other income (expense), net	31,440	(887,940)	2,187,770

Net Income	$21,242,232	$40,017,849	$10,735,395

Weighted Average Units Outstanding - Basic and Diluted	28,767	28,780	28,780

Net Income Per Unit - Basic and Diluted	$738.42	$1,390.47	$373.02

Distributions Per Unit - Basic and Diluted	$636.29	$400.00	$—

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statement of Changes in Members’ Equity

Balance – January 1, 2005	$26,172,268

Net Income	10,735,395

Balance – December 31, 2005	$36,907,663

Net Income	40,017,849

Member Distributions	(11,512,000)

Balance – December 31, 2006	65,413,512

Net Income	21,242,232

Repurchase of 70 Membership units for an average price of $3,189, September 2007 to November 2007	(223,250)

Member Distributions	(18,304,080)

Balance – December 31, 2007	$68,128,414

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net Income	$21,242,232	$40,017,849	$10,735,395
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,914,526	4,857,026	3,006,850
Write-off of debt issuance costs	—	519,406	—
Provision for losses on accounts receivable	69,000	—	—
Change in fair value of derivative instruments	965,757	(3,183,371)	259,196
Equity in net loss of investment	161,935	—	—
Changes in assets and liabilities:
Restricted cash	163,204	(331,307)	(80,280)
Derivative instruments	(820,483)	2,944,102	(5,614)
Accounts receivable	(1,257,531)	(721,138)	(3,694,136)
Inventory	(710,751)	(380,582)	(1,693,931)
Prepaid expenses and other current assets	(68,858)	(227,607)	(201,912)
Accounts payable	586,148	(565,609)	2,960,511
Accrued liabilities	(550,683)	985,891	343,503
Net cash provided by operating activities	24,694,496	43,914,660	11,629,582

Cash Flows from Investing Activities
Capital expenditures	(7,594,950)	(974,473)	(1,175,915)
Payments for construction in process	(1,580,442)	(1,168,306)	—
Purchase of investments	(1,055,000)	(100,000)	(1,000)
Repurchase of membership units	(223,250)	—	—
Net cash used in investing activities	(10,453,642)	(2,242,779)	(1,176,915)

Cash Flows from Financing Activities
Proceeds from grants for operating expenses	—	—	30,785
Proceeds from grants for capital expenditures	—	—	443,905
Proceeds from long term debt	—	—	2,453,714
Payments on long term debt	(1,158,491)	(8,965,027)	(4,544,543)
Payments for debt issuance costs	—	—	(59,119)
Payment of member distributions	(18,304,080)	(11,512,000)	—
Net cash used in financing activities	(19,462,571)	(20,477,027)	(1,675,258)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,221,717)	21,194,854	8,777,409

Cash and Cash Equivalents— Beginning of Period	29,981,331	8,786,477	9,068

Cash and Cash Equivalents— End of Period	$24,759,614	$29,981,331	$8,786,477

Supplemental Cash Flow Information

Interest expensed	1,068,539	1,505,913	1,315,024
Interest capitalized	63,730	—	—
Total interest paid	$1,132,269	$1,505,913	$1,315,024

Noncash Investing and Financing Activities

Refinancing of long-term debt	$—	$16,040,376	$—
Capital expenditures and construction in process funded by long-term debt	$—	$—	$8,368,571
Operating expenses funded by construction loan	$—	$—	$3,000

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2007 and 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United Wisconsin Grain Producers LLC (a Wisconsin limited liability company) is a 60 million gallon per year ethanol plant located near the town of Friesland in the township of Randolph, Wisconsin.  During 2007, the Company substantially completed Phase I of an expansion project which increased the plant production capacity from the initial nameplate production capacity of 40 million gallons per year to 60 million gallons per year.  The Company sells its production of ethanol and distillers grains, a co-product of ethanol production, within the United States.

The Company was organized in November of 2001 to pool investors, some of whom provide a corn supply on a commercial basis.  The Company was a developmental stage entity prior to commencing operations on May 5, 2005.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from these estimates.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.  The Company’s products are generally sold FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company.  Because the Company is the primary obligor in the sales arrangement with the customer, these marketing fees and commissions are recorded gross in Operating Expenses in the accompanying statements of operations.  Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, recorded based on the net selling price reported to the Company from the marketer.  Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

The Company records incentives received from federal and state programs related to the production of ethanol, as other income, when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.  Interest income is recognized as earned.

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded for the years ending December 31, 2007, 2006, and 2005.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2007 and 2006

Restricted Cash

The Company is required to deposit cash into a restricted cash account by the Company’s broker as discussed below.

Trade Accounts Receivable

Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The Company extends credit to customers for sales of ethanol and distillers grain in the normal course of business.  Credit is extended based on an on-going evaluation of a customer’s financial conditions and generally no collateral is required.  Accounts receivable are ordinarily due in 3 business days for ethanol and 10 days from the invoice date for distillers grain.  If payment is not received on a timely basis in accordance with the Company’s credit terms it is considered past due.  Invoices that remain unpaid after 30 days may bear interest at 18% and are considered delinquent if past due over 120 days.  Delinquent receivables are written off based on credit evaluation and specific circumstances of the customer. At December 31, 2007 and 2006, the Company has established an allowance for doubtful accounts of $68,630 and $0, respectively.

Inventories

Inventory consists of raw materials, supplies, work in process, and finished goods.  Corn is the primary raw material and, along with other raw materials, is stated at the lower of average cost or market.  Finished goods consist of ethanol produced and distillers grains, and are stated at the lower of average cost or market.

Property, Plant,  and Equipment

Property, plant, and equipment are stated at cost.  Depreciation is computed over estimated useful lives by use of the straight-line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Asset Impairment

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assumed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use of the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Capitalized Interest

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year as guided by SFAS 34, Capitalization of Interest Costs. During fiscal year 2007, approximately $64,000 of incurred interest cost was capitalized to property and equipment.  The Company did not capitalize any interest during fiscal year 2006 or 2005.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2007 and 2006

Derivative Instruments

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

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

Government Incentive Payments

For the years ended December 31, 2007, 2006 2005, the Company recorded $0, $393,336 and $2,722,912, respectively as other income from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  This program enabled the Company to receive payments of up to $7,500,000 per year based on increases in production of ethanol over the previous year.  New production was eligible and was considered increased production.  Payments under the program were subject to pro rata reduction if aggregate payments to all producers in any USDA fiscal year exceeded the annual funding of the program.  As of December 31, 2007, and 2006, the Company had no receivable recorded from the CCC Bioenergy Program. The program was terminated as of June 30, 2006 therefore the Company does not anticipate recording any more revenue from this program.

The Company recorded other income of $475,000 for the year ended December 31, 2005, related to the State of Wisconsin Producer Subsidy Payment Program.  The program terminated during 2006 and, therefore, the Company does not anticipate any more revenue from this program.

Fair Value of Financial Instruments

The carrying value of cash and equivalents and restricted cash approximates their fair value.

The carrying value of derivative instruments approximates fair value based on current “market” prices in active exchange traded or over-the-counter markets.

It is not currently practicable to estimate fair value of the notes payable to the lending institution.  Because these agreements contain certain unique terms, covenants, and restrictions, as discussed in Note 4, there are no readily determinable similar instruments on which to base an estimate of fair value.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes.  Instead its earnings and losses are included in the income tax returns of its members.  Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.

Net Income per Unit

Basic net income per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net income per unit are the same.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2007 and 2006

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which included an amendment to FASB 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No.159 will have on its results of operations and financial position.

Reclassifications

The presentation of revenues, cost of goods sold, and operating expenses in the statements of operations for 2006 and 2005 have been changed to conform to the classification used in 2007.  These reclassifications had no effect on net income as previously reported.

2.  INVENTORY

Inventory consists of the following at December 31:

	2007	2006
Raw materials	$545,467	697,081
Supplies	496,348	371,658
Work in process	412,772	126,868
Finished goods	1,330,677	878,906
Total	$2,785,264	$2,074,513

3.  DERIVATIVE INSTRUMENTS

In order to reduce the risk caused by market fluctuations, the Company hedges its anticipated corn purchases and ethanol sales by entering into options, futures contracts, and swap agreements. These contracts are used with the intention to fix the purchase price of the Company’s anticipated requirements of corn used in production activities and fix the selling price of the ethanol produced. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, records in earnings adjustments caused from marking these instruments to market on a monthly basis.

At December 31, 2007 and 2006, the Company had recorded an asset for derivative instruments related to corn and ethanol option and futures positions of $5,189 and $150,463, respectively.  None of the open positions, at December 31, 2007 or 2006 were designated as hedges.  Realized and unrealized gains and losses related to these derivative contracts related to corn purchases are included as a component of cost of goods sold.  The Company has recorded a combine realized and unrealized gain on corn hedging of approximately $255,300, $3,183,000, and $259,000 for the years ended December 31, 2007, 2006, and 2005 respectively.  Realized and unrealized gains and losses related to derivative contracts that are related to ethanol sales are included as a component of revenues.  The Company recorded a combined realized and unrealized loss on ethanol hedging of approximately $1,221,000 for the year ending December 31, 2007 and no gain or loss for the years ended December 31, 2006 and 2005.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2007 and 2006

The Company is required to maintain cash balances at its broker related to derivative instrument positions.  At December 31, 2007 and 2006, restricted cash totaled $248,383 and $411,587, respectively, and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.

4.  BANK FINANCING

On May 25, 2006 the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA.  The term debt consists of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and requires monthly payments based on a ten-year amortization beginning July 1, 2006.  As of December 31, 2007 and 2006, the Company had outstanding debt of $14,356,139 and $15,514,630, respectively, on the term debt and did not have any borrowings on the revolving credit commitment.

There is an annual service fee of $10,000 for the revolving credit agreement and an annual facility fee of $20,000 beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  If the revolving line of credit is terminated prior to its maturity, the $10,000 annual service fee will no longer be incurred.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios.  The Company has not violated any financial debt covenants during the year ending December 31, 2007 or in the year 2006 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote.  The loan is secured by substantially all the Company’s assets.

5.  LONG TERM DEBT

Long term debt consists of the following:

	December 31, 2007	December 31, 2006
Bank Financing (Note 4)	$14,356,139	15,514,630
Less: amounts due within one year	1,258,252	1,164,740
Totals	$13,097,887	14,349,890

The estimated maturities of long term debt at December 31, 2007 are as follows:

2008	$1,258,252
2009	1,120,286
2010	1,689,363
2011	642,280
2012	9,645,958
Total	$14,356,139

6.  LEASE OBLIGATIONS

The Company signed a ten-year lease agreement in August 2004 with a leasing company for eighty-five covered hopper rail cars at $460 per month per rail car.

The Company entered into two, five-year rental agreements in April and May of 2005 for two wheel loaders at approximately $1600 per month per wheel loader.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2007 and 2006

The Company entered into a five-year lease agreement in April 2005 with a bank to lease a rail shuttle wagon at $3,300 per month.

Lease expense for operating leases for the years ending December 31, 2007, 2006, and 2005 was $545,883, $511,409, and 335,180 respectively.

At December 31, 2007 the Company had the following minimum commitments for payment of leases:

2008	$545,805
2009	545,805
2010	491,478
2011	469,200
2012	469,200
Thereafter	1,368,500
Total	$3,889,988

7.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the seed capital units issued prior to the Company’s initial registered offering.

In June 2007, the Company’s Board of Director’s approved the expenditure of up to $1,000,000 to pursue the option of buying back membership units.  As of December 31, 2007, the Company had repurchased a total of 70 membership units for a total of $223,250 (an average of $3,189 per unit).

As of December 31, 2007 and 2006, the Company had 28,710 and 28,780 units outstanding, respectively.

8.  RELATED PARTY TRANSACTIONS

In the year ending December 31, 2007, the Company had incurred approximately $76,000 in director fees and related expense of which all had been paid as of December 31, 2007.  In the year ending December 31, 2006, the Company had incurred approximately $91,000 in director fees and related expense.  In the year ended December 31, 2005, the Company had incurred approximately $72,000 in director fees and related expense.  In 2007, the Company purchased approximately $15,042,000 of corn from members which represents approximately 26% of total corn purchased in 2007. In 2006, the Company purchased approximately $11,900,000 of corn from members which represents approximately 31% of total corn purchased in 2006.  In 2005, the Company purchased approximately $11,300,000 from members which represents approximately 43% of corn purchased in 2005.

9.  EMPLOYEE BENEFIT PLANS

The Company has adopted a 401(k) plan effective January 1, 2006 which provides retirement savings options for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  The Company makes a matching contribution based on the participants’ eligible wages.  The Company made matching contributions of approximately $70,000 and $36,500 during the years ended December 31, 2007 and 2006, respectively and made no contributions in the year ended December 31, 2005 since the plan had not yet been adopted.  The employer matching portion has a vesting schedule provision.

The Company implemented a profit sharing employee benefit plan on July 10, 2006 for all eligible employees.  The plan allows for a percentage of the Company’s earnings in excess of a pre-determined amount to be divided between eligible employees and payment to be made six months after it is earned to eligible employees still employed with

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2007 and 2006

the Company at the time of payment.  The Company recorded an expense related to this plan of approximately $587,000 and $1,273,000 in the years ended December 31, 2007 and 2006, respectively.  Approximately $232,000 and $721,000 is included in accrued liabilities as of December 31, 2007 and 2006, respectively.  There were no expenses incurred in the year ended December 31, 2005 since the plan had not yet been adopted.

10.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at December 31:

	2007	2006

Financial statement basis of total assets	$86,538,195	$84,946,919

Organizational and start-up costs capitalized	1,836,382	1,769,494
Syndication costs not deductible for tax purposes	506,501	506,501
Accumulated depreciation and amortization	(21,873,362)	(16,191,579)
Unrealized derivative gains	(1,152,891)	(205,655)
Prepaid expenses deductible for tax purposes	66,085	(334,427)

Income tax basis of total assets	$65,920,910	$70,490,653

Financial statement basis of total liabilities	$18,409,791	$19,532,807

Accrued expenses not deductible for tax purposes	(625,528)	(1,024,992)

Income tax basis of total liabilities	$17,784,263	$18,507,815

 11.  COMMITMENTS AND CONTINGENCIES

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2007 and 2006

Ethanol marketing agreement and major customer

In August 2004, the Company entered into a marketing agreement with an unrelated company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The agreement commenced in May 2005 and was effective for an initial term of 12 months and subsequently continued until December 31, 2007.  The Company paid approximately $367,000, $383,000, $241,000 in marketing fees for the years ended December 31, 2007, 2006, and 2005 respectively, which is included in operating expenses.  The Company sold 100% of its ethanol product under this marketing agreement.  During the years ended December 31, 2007, 2006, and 2005 sales through that marketer were approximately $99,565,000, $100,986,000, and $48,454,000 respectively.  At December 31, 2007, and 2006 amounts due from that customer included in receivables were approximately $4,568,000 and $3,547,000, respectively.  The Company provided the required notice to terminate this marketing agreement effective December 31, 2007.

In December 2007, the Company entered into a new marketing agreement with an unrelated company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The agreement commenced on January 1, 2008 and is effective for an initial term of 2 years.  Through this marketing agreement the Company has control of its sales commitments and makes future commitments as it sees fit.  At December 31, 2007, the Company had forward contracts to sell 7.8 million gallons of ethanol for various delivery periods from January through March 2008.  The prices on these contracts range from $1.77 to $1.97 per gallon or have a basis level established by the OPIS Chicago ethanol market between -$0.09 and -$0.12.

Distillers grain marketing contract

The Company has a marketing agreement with CHS Inc. for the purpose of marketing and selling the dried distillers grains that are shipped by rail.  The Company markets and sells the dried distillers grains not shipped by rail, as well as the modified wet distillers grains produced, directly to local farmers.  For the dried distillers grains marketed and sold by CHS Inc., the Company receives a percentage of the sales price invoiced by CHS Inc. less freight costs incurred by CHS Inc.  The Company entered into this agreement with CHS Inc. effective October 1, 2007.  The term of the agreement is indefinite, and the agreement will remain in effect until terminated by either party by providing at least 90 days notice to the other party to the agreement.

Distillers Grains Contracts

At December 31, 2007, the Company had forward dry distillers grains contracts totaling 23,000 ton for various delivery periods from January 2008 to October 2008 with a price range of $90 to $157 per ton.  At December 31, 2007 the Company had forward modified wet distillers grains sales contracts totaling 38,000 ton for various delivery periods from January 2008 to January 2009 with a price range of $34 to $48 per ton.

Corn and Natural Gas Contracts

At December 31, 2007, the Company had forward corn purchase contracts totaling 7.4 million bushels for various delivery periods from January 2008 to December 2009.  The prices on these contracts range from $2.55 to $5.20 per bushel or have a basis level established by the CBOT futures between $0.01 and $-0.29.

At December 31, 2006, the Company had forward corn purchase contracts totaling 10.1 million bushels for various delivery periods from January 2007 to December 2008.  The prices on these contracts range from $2.18 to $3.88 per bushel or have a basis level established by the CBOT futures between $-0.10 and $-0.42.

At December 31, 2007, the Company had forward contracts to purchase approximately 178,900 million British thermal units (MMBTU) of natural gas during the months of January through May 2008 at an average price of approximately $7.25 per MMBTU.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2007 and 2006

At December 31, 2006, the Company had forward contracts to purchase approximately 284,000 million British thermal units (MMBTU) of natural gas during the months of January through March 2007 at an average price of approximately $7.37 per MMBTU.

Plant Expansion

The Company started construction on Phase I of a plant expansion in December 2006 and was substantially complete as of December 1, 2007.  Project costs for Phase I of the plant expansion through December 31, 2007 were approximately $6.7 million.  As of December 31, 2007 the Company had incurred $1.2 million for a storage, shipping, and receiving expansion of the grains area which is expected to cost $2.4 million in total.  As of December 31, 2007 the Company has incurred costs of approximately $575,000 for a distillers grains cooling and conveying system which is expected to cost approximately $2 million in total.  As of December 31, 2007 the Company had incurred costs of approximately $783,000 for a dehydration, distillation, and evaporation system which is expected to cost approximately $18 million in total.

Other Investments

On February 12, 2007, the Company’s directors approved a $10 million equity investment in another ethanol production facility.  The Company has invested $1,155,000 in this project and does not plan to invest the additional monies until the project obtains a debt financing commitment.  The Company’s share of the losses incurred through December 31, 2007 totaled approximately $162,000, which is included in other income (expense).

12.  SUBSEQUENT EVENTS

On January 10, 2008, the Board of Directors of United Wisconsin Grain Producers LLC (the “Company”) voted to make a cash distribution of approximately $7,175,000 to its unit holders of record as of January 10, 2008.  The distribution was made in February 2008.

On January 10, 2008 the Board of Directors of the Company voted to retire the balance of the Company’s existing long-term debt of approximately $14.3 million with Farmers & Merchants Union Bank.  The Company expects to retire the debt by the end of April 2008.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accounting firm since the Company’s inception and is the Company’s independent registered public accounting firm at the present time.  The Company has had no disagreements with its auditors.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation as of December 31, 2007, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of United Wisconsin Grain Producers, LLC is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the Company’s evaluation under the COSO framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

On October 1, 2007, we entered into a Distiller’s Grains Marketing Agreement with CHS Inc. (“CHS”), under which we will sell to CHS the distiller’s dried grains with solubles to be shipped by rail produced at our ethanol plant near Friesland, Wisconsin.  The term of the agreement is indefinite, and the agreement will remain in effect until terminated by either party by providing at least 90 days notice to the other party to the agreement.  Under the agreement, we receive a percentage of the sales price invoiced by CHS Inc. less freight costs incurred by CHS Inc.  We will continue to market and sell our dried distillers grains not shipped by rail, as well as the modified wet distillers grains we produce, directly to local farmers.

We had previously entered into marketing agreements with Commodity Specialists Company (“CSC”) for the purposes of marketing and selling portions of our dried distillers grains and modified wet distillers grains products.  In August 2007, CHS Inc. announced that it had entered into a definitive purchase agreement to acquire the distillers grains marketing business of CSC.  We were thereafter given the option of whether or not we wanted our marketing agreements assigned to, and assumed by, CHS, Inc.  We chose not to allow CSC to assign the agreements to CHS Inc. and instead negotiated a new marketing agreement with CHS Inc., as described in the preceding paragraph.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2007).

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report.

(1)                                   Financial Statements

The financial statements appear beginning at page 41 of this report.

(2)                                   Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)                                   Exhibits

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

4.1	Form of Membership Unit Certificate. Filed as Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-92188) and incorporated by reference herein.

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

10.12

Employment Agreement dated September 25, 2006 between Jeff Robertson and United Wisconsin Grain Producers, LLC. Filed as Exhibit 10.1 to registrant’s periodic report on Form 10-Q (Commission File 333-92188) filed May 15, 2007 and incorporated by reference herein.

10.13

Term Credit Agreement dated May 25, 2006 between Farmers & Merchants Union Bank and United Wisconsin Grain Producers, LLC. Filed as Exhibit 10.2 to registrant’s periodic report on Form 10-Q (Commission File 333-92188) filed May 15, 2007 and incorporated by reference herein.

10.14

Revolving Credit Agreement dated May 25, 2006 between Farmers & Merchants Union Bank and United Wisconsin Grain Producers, LLC. Filed as Exhibit 10.3 to registrant’s periodic report on Form 10-Q (Commission File 333-92188) filed May 15, 2007 and incorporated by reference herein.

10.15

Business Note dated May 25, 2006 executed by United Wisconsin Grain Producers, LLC. Filed as Exhibit 10.4 to registrant’s periodic report on Form 10-Q (Commission File 333-92188) filed May 15, 2007 and incorporated by reference herein.

10.16	Distillers Grains Marketing Agreement dated October 1, 2007 between CHS Inc. and United Wisconsin Grain Producers LLC.* Filed herewith.

10.17	Ethanol Purchase and Sale Agreement dated December 12, 2007 between Noble Americas Corp. and United Wisconsin Grain Producers LLC.* Filed herewith.

14.1

Code of Ethics of United Wisconsin Grain Producers, LLC adopted March 18, 2004.Filed as Exhibit 14.1 to registrant’s periodic report on Form 10-KSB (Commission File 333-92188) filed March 30, 2004 and incorporated by reference herein.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a). Filed herewith.

31.2	Certificate pursuant to 17 CFR 240.15d-14(a). Filed herewith.

32.1	Certificate pursuant to 18 U.S.C. Section 1350. Filed herewith.

32.2	Certificate pursuant to 18 U.S.C. Section 1350. Filed herewith.

*Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	March 17, 2008	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	March 17, 2008	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 17, 2008	/s/ William R. Herrmann
William R. Herrmann, President and Director

Date:	March 17, 2008	/s/ Robert J. Miller
Robert J. Miller, Vice President and Director

Date:	March 17, 2008	/s/ Robert T. Lange
Robert T. Lange, Secretary and Director

Date:	March 17, 2008	/s/ Carl T. Benck
Carl T. Benck, Director

Date:	March 17, 2008	/s/ Kevin M. Roche
Kevin M. Roche, Director

Date:	March 17, 2008	/s/ Berwyn G. Westra
Berwyn G. Westra, Director