Form 10-Q
period 2008-03-31
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2008-05-15
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2008

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 7, 2008, there were 28,502 membership units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$20,219,287	$24,759,614
Restricted cash	2,152,803	248,383
Derivative instruments	2,361,338	5,189
Accounts receivable, net of allowance for doubtful accounts of $81,000 and $69,000, respectively	5,602,863	5,486,721
Inventory	3,656,081	2,785,264
Prepaid expenses and other current assets	726,393	634,869
Total current assets	34,718,765	33,920,040

Property, Plant and Equipment
Land and land improvements	5,864,889	5,864,889
Office equipment	568,951	567,547
Buildings	2,192,293	2,192,293
Plant and process equipment	52,812,431	52,812,431
	61,438,564	61,437,160
Less accumulated depreciation	14,089,047	12,718,946
	47,349,517	48,718,214
Construction in process	4,049,045	2,906,876
Net property, plant and equipment	51,398,562	51,625,090

Other Assets
Investment	979,986	993,065
Total other assets	979,986	993,065

Total Assets	$87,097,313	$86,538,195

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

	March 31,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Revolving line of credit	$1,585,961	$—
Current maturities of long-term debt	14,050,481	1,258,252
Accounts payable	2,556,530	3,242,911
Accounts payable - related party	9,875	15,878
Accrued liabilities	1,009,205	794,853
Total current liabilities	19,212,052	5,311,894

Long-Term Debt, less current maturities	—	13,097,887

Commitments and Contingencies

Members’ Equity, 28,531 and 28,710 units authorized, issued and outstanding, respectively	67,885,261	68,128,414

Total Liabilities and Members’ Equity	$87,097,313	$86,538,195

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007

Revenues, including $29,339 and $132, respectively from related parties	$34,237,387	$29,001,792

Cost of Goods Sold, including $455,687 and $804,608, respectively to related parties	25,790,966	21,075,948

Gross Profit	8,446,421	7,925,844

Operating Expenses	953,403	765,618

Operating Income	7,493,018	7,160,226

Other Income (Expense)
Interest income	269,110	254,917
Interest expense	(268,669)	(286,711)
Equity in net loss of investment	(13,079)	—
Miscellaneous income	12,167	14,437
Total other expense, net	(471)	(17,357)

Net Income	$7,492,547	$7,142,869

Weighted Average Units Outstanding - Basic and Diluted	28,635	28,780

Net Income Per Unit - Basic and Diluted	$261.66	$248.19

Distributions Per Unit - Basic and Diluted	$250.00	$500.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007
Cash Flows from Operating Activities
Net Income	$7,492,547	$7,142,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,370,101	1,202,658
Allowance for doubtful accounts receivable	11,850	—
Change in fair value of derivative instruments	(2,709,752)	1,076,925
Equity in net loss of investment	13,079	—
Changes in operating assets and liabilities:
Restricted cash	(1,904,420)	(1,599,188)
Derivative instruments	353,603	1,067,957
Accounts receivable	(127,992)	(79,158)
Inventory	(870,817)	(13,033)
Prepaid expenses and other current assets	(91,524)	157,822
Accounts payable	(692,384)	(1,170,794)
Accrued liabilities	214,352	(173,198)
Net cash provided by operating activities	3,058,643	7,612,860

Cash Flows used in Investing Activities
Capital expenditures	(1,405)	(14,245)
Payments for construction in process	(1,142,168)	(1,184,842)
Net cash used in investing activities	(1,143,573)	(1,199,087)

Cash Flows used in Financing Activities
Net proceeds from revolving line of credit	1,585,961	—
Payments on long term debt	(305,658)	(286,887)
Repurchase of membership units	(560,700)	(40,000)
Payment of member distribution	(7,175,000)	(14,390,000)
Net cash used in financing activities	(6,455,397)	(14,716,887)

Net Decrease in Cash and Cash Equivalents	(4,540,327)	(8,303,114)

Cash and Cash Equivalents– Beginning of Period	24,759,614	29,981,331

Cash and Cash Equivalents– End of Period	$20,219,287	$21,678,217

Supplemental Cash Flow Information

Interest expensed	$268,669	$286,711
Interest capitalized	12,634	—
Total interest paid	$281,303	$286,711

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed balance sheet as of December 31, 2007 is derived from audited financial statements. The unaudited interim condensed financial statements of United Wisconsin Grain Producers, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of their financial position and results of operations and cash flows. The results for the three month ended March 31, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended December 31, 2007 filed on Form 10-K with the SEC.

Nature of Business

United Wisconsin Grain Producers LLC (a Wisconsin limited liability company) is a 60 million gallon ethanol plant located near the town of Friesland in the township of Randolph, Wisconsin. During 2007, the Company substantially completed Phase I of an expansion project which increased the plant production capacity from the initial nameplate production capacity of 40 million gallons per year to 60 million gallons per year. The Company sells its production of ethanol and distillers grains, a co-product of ethanol production, within the United States. The plant commenced operations in May of 2005.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: allowances for doubtful accounts, useful lives of property and equipment,  and long-lived asset impairments. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally sold FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. These fees and commissions, which totaled $77,629 and $102,538 at March 31, 2008 and 2007, respectively, are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, recorded based on the net selling price reported to the Company by the marketer. Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008

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

In order to reduce the risk caused by market fluctuations, the Company hedges its anticipated corn purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of our anticipated requirements of corn in production activities and the sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, records in current earnings the changes in fair value of the underlying derivative instrument. The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 except as noted below, and it did not have a material impact on its financial position and results of operations. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008

instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations or cash flows.

Reclassifications

The presentation of certain items in the condensed statement of operations for the quarter ended March 31, 2007 has been changed to conform to the classifications used for the quarter ended March 31, 2008. These reclassifications had no effect on net income as previously reported.

2. INVENTORY

Inventory consists of the following:

	March 31, 2008	December 31, 2007
Raw materials	$1,313,953	$545,467
Supplies	528,800	496,348
Work in process	532,767	412,772
Finished goods	1,280,561	1,330,677
Total	$3,656,081	$2,785,264

3. DERIVATIVE INSTRUMENTS

The Company recorded an asset for derivative instruments related to corn and ethanol option and futures positions of $2,361,338 and $5,189 at March 31, 2008 and December 31, 2007, respectively. None of these open positions, at March 31, 2008 and December 31, 2007 were designated as hedges. The Company recorded a combined realized and unrealized gain on corn hedging of $2,709,786 for the quarter ended March 31, 2008 and a combined realized and unrealized loss on corn hedging of $690,566 for the quarter ended March 31, 2007. Realized and unrealized gains and losses related to derivative contracts that are related to corn purchases are included as a component of cost of goods sold. The Company recorded a combined realized and unrealized loss on ethanol hedging of approximately $34 and $386,359 for the quarters ended March 31, 2008 and 2007, respectively. Realized and unrealized gains and losses related to derivative contracts that are related to ethanol sales are included as a component of revenues.

The company is required to maintain cash balances at its broker related to derivative instrument positions. At March 31, 2008 and December 31, 2007, restricted cash totaled $2,152,803 and $248,383, respectively, and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.

4. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to the financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008

prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Balance Sheet, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	In Balance Sheet	Fair Value	Fair Value Measurement Using
	March 31, 2008	March 31, 2008	Level 1	Level 2	Level 3
Derivative Instruments	$2,152,803	$2,152,803	$2,152,803	$—	$—

The fair value of the derivative instructions are based on quoted market prices in an active market.

5. BANK FINANCING

On May 25, 2006, the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA. The term debt consisted of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and required monthly payments based on a ten-year amortization beginning July 1, 2006. As of March 31, 2008 and December 31, 2007, the Company had outstanding debt of $14,050,481 and $15,227,743, respectively, on the term debt and $1,585,961 and $0, respectively, outstanding on the revolving credit commitment.

There is an annual service fee of $10,000 for the revolving credit agreement and an annual facility fee of $20,000 that began on the closing date, May 25, 2006, and continues upon each anniversary until maturity. If the revolving line of credit is terminated prior to maturity, the $10,000 annual service fee will no longer be incurred. No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring the Company to maintain various financial ratios. The Company has not violated any financial debt covenants during the quarter ended March 31, 2008 or in the year 2007 and the Company believes the likelihood of default of the financial debt covenants in the next quarter to be remote. The loan is secured by substantially all the Company’s assets.

On January 10, 2008 the board voted to retire the balance of the Company’s existing long-term debt with Farmers & Merchants Union Bank. The Company retired the term debt in April 2008 and has classified then entire amount as a current liability on the condensed balance sheet as of March 31, 2008.

6. MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units. The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008

On June 11, 2007 the board approved up to $1 million over the next 12 months to explore/pursue the option of redeeming membership units offered for sale at the market price. As of March 31, 2008 the board approved unit redemptions of 263 units totaling $783,950 effective on various dates from September 1, 2007 to April 1, 2008.

As of March 31, 2008 and December 31, 2007 the Company had 28,531 and 28,710 membership units outstanding, respectively.

7. COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At March 31, 2008, the Company had forward corn purchase contracts totaling approximately 10.3 million bushels for various delivery periods from April 2008 to December 2009 of which approximately 40% are with members. The prices on these contracts range from $2.95 to $5.94 per bushel or have a basis level established by the CBOT futures between $0.03 and $-0.28. At March 31, 2008, the Company had forward contracts to purchase approximately 80,000 million British thermal units (MMBTU) of natural gas during the months April and May 2008 at an average price of approximately $9 per MMBTU.

Plant Expansion

As of March 31, 2008, the Company incurred $1.5 million for expansion of the storage, shipping, and receiving in the grains area which is expected to cost $2.4 million in total. The Company also incurred costs of approximately $820,000 as of March 31, 2008 for a distillers grain cooling and conveying system which is expected to cost approximately $2 million in total. As of March 31, 2008, the Company incurred costs of approximately $1 million for a dehydration, distillation, and evaporation system which is expected to cost approximately $18 million in total. The Company also approved the addition of a cooling tower and a regenerative thermal oxidizer expected to total $4.4 million in costs and incurred costs of approximately $80,000 as of March 31, 2008.

Other Investments

On February 12, 2007, the board of directors approved up to a $10 million investment in First Missouri Energy, LLC. First Missouri Energy, LLC intends to construct a 55 million gallon per year ethanol plant near Cape Girardeau, Missouri. During April 2008, the Company determined that the viability of this project in the near future was in question. The Company based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have a negative impact on this project.  Accordingly, the Company is recording an impairment loss of approximately $866,000 on this investment in the second quarter of 2008. The Company believes the remaining asset, primarily land, is recoverable. The board of First Missouri Energy is currently assessing its options to delay further work and development of the project. As of March 31, 2008, the Company has invested $1,155,000 in this project. The Company accounts for this investment using the equity method of accounting and recorded a net loss on the investment of $13,079 for the three month period ended March 31, 2008.

8.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ending December 31, 2008
Total revenues	$34,237,387	$—	$—	$—
Gross profit	8,446,421	—	—	—
Income from operations	7,493,018	—	—	—
Net income	7,492,547	—	—	—
Basic and diluted earnings per unit	261.66	—	—	—

Year ended December 31, 2007
Total revenues	$29,001,792	$28,245,629	$26,714,846	$28,038,797
Gross profit	7,925,844	6,720,317	5,047,735	4,932,426
Income from operations	7,160,226	5,775,498	4,221,247	4,053,821
Net income	7,142,869	5,694,717	4,251,754	4,152,892
Basic and diluted earnings per unit	248.19	197.87	147.74	144.62

Year ended December 31, 2006
Total revenues	$22,817,707	$30,578,904	$29,725,303	$28,649,689
Gross profit	5,388,739	12,898,450	12,604,043	13,397,942
Income from operations	4,727,376	12,206,974	11,908,415	12,063,024
Net income	4,703,420	11,298,262	11,804,154	12,212,013
Basic and diluted earnings per unit	163.43	392.57	410.15	424.32

Year ended December 31, 2005
Total revenues	$—	$10,109,672	$21,893,544	$22,473,829
Gross profit	—	565,100	5,003,229	5,265,525
Income (loss) from operations)	(365,107)	113,590	4,456,021	4,343,121
Net income (loss)	(124,949)	750,051	5,768,486	4,341,807
Basic and diluted earnings (loss) per unit)	(4.34)	26.06	200.43	150.87

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented is included.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended March 31, 2008 compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2007, including the financial statements and notes and the Management’s Discussion and Analysis contained within that report.

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
• legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;
• state and federal regulation restricting or banning the use of MTBE; or
• environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in general economic conditions or the weather, or the occurrence of certain events causing an impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in total U.S. consumption of gasoline;
•	Fluctuations in petroleum prices;
•	Costs of construction and equipment;
•	Our ability to implement our expansion plans;
•	The loss of, or inability to obtain, any license or permit;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;
•	Financial impacts of our hedging strategies;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Additional ethanol plants built in close proximity to our ethanol facility in south central Wisconsin;
•	The ability of First Missouri Energy LLC, an ethanol production facility in which we have invested, to obtain equity and debt financing;
•	Changes and advances in ethanol production technology;
•	Competition from alternative fuels and alternative fuel additives; and
•	Other factors described elsewhere in this report.

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

Overview

References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC. United Wisconsin Grain Producers, LLC is a Wisconsin limited liability company that manages the business and day-to-day operations of a 60 million gallon per year (“MGY”) ethanol plant near Friesland, Wisconsin. The ethanol plant was originally constructed as a 40 MGY facility, but in late 2007 the plant’s production capacity was expanded to 60 MGY. We expect to operate at this expanded production capacity by June 2008. We anticipate further increasing our production capacity to 90 MGY by June 2009.

We have been engaged in the production of ethanol and distillers grains at our plant near Friesland, Wisconsin since May 2005. Our revenues are derived from the sale and distribution of ethanol and distillers grains throughout the continental United States and overseas. In fiscal year 2008, we anticipate producing approximately 56.7 million gallons of ethanol and 168,000 tons of distillers grains from approximately 19.9 million bushels of corn. However, there is no guarantee that we will be able to operate at these production levels.

We are subject to industry-wide factors that affect our operating and financial performance.  Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly corn and natural gas costs.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  However, more recently surplus ethanol supplies due to increased production capacity in the industry have put significant downward pressure on ethanol prices even though unleaded gasoline prices have increased.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, the season, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, seasonal fluctuations and the price of substitute livestock feed, such as corn and soybean meal and other animal feed proteins.  Recently, increasing demand for corn and/or protein supplies has caused an upward trend in distillers grains pricing.  In addition, our revenues are also impacted by factors such as our dependence on one or a few major customers who purchase and distribute our primary product; the intensely competitive nature of our industry; possible legislative changes at the federal, state and/or local level and changes in federal ethanol tax incentives.

 Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  The cost of corn is affected primarily by the market’s perception of supply and demand factors such as crop production, industry year-end inventories, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself has increased the average price of corn and is expected to continue to support the increased average price of corn as the global demand for corn continues to rise.  Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the production areas, production disruption, storage levels, pipeline capacity and weather in use areas.  Over the last few years, natural gas prices have remained much higher than historical averages and it appears prices will continue to remain above previous averages due to the high price of alternative fuels such as fuel oil.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

We expect to fund our operations during the next twelve months using cash flow from continuing operations and our credit facilities. We expect to continue ongoing research and development activities in the next twelve months in the form of commissioning studies on internal energy generation in conjunction with our plant production capacity increases, in particular the possibility of using post-fermentation corn solids or other renewable fuel as an energy source, thereby offsetting our natural gas usage. Because of this evaluation and analysis work, we have postponed the completion date for the planned 60 to 90 MGY capacity increase because our energy technology choice will impact the design of the additional 30 MGY of capacity.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008 (Unaudited)		Three months ended March 31, 2007 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$34,237,387	100.0	$29,001,792	100.0

Cost of Goods Sold	$25,790,966	75.3	$21,075,948	72.7

Gross Profit	$8,446,421	24.7	$7,925,844	27.3

Operating Expenses	$953,403	2.8	$765,618	2.6

Operating Income	$7,493,018	21.9	$7,160,226	24.7

Other Expense	$(471)	0.0	$(17,357)	(0.1)

Net Income	$7,492,547	21.9	$7,142,869	24.6

Revenues. Revenues from operations for the three months ended March 31, 2008 totaled $34,237,387. In the three months ended March 31, 2008 ethanol comprised approximately 84% of our revenues and distillers grain sales (DGS) comprised approximately 16% of our revenues. Revenues from operations for the three months ended March 31, 2007 totaled $29,001,792 of which ethanol comprised approximately 90% and distillers grains comprised approximately 10%. The 18% increase in revenues for the three months ended March 31, 2008 as compared to the same period in the previous year is due to a 3.5% increase in gallons sold, a 13% increase in tons of distillers grain sold, a 9% increase in the price of ethanol and a 60% increase in the price of distillers grains.

The volume of ethanol sold in the three months ended March 31, 2008 increased by 3.5% over the same quarter in 2007. This volume increase is due to the planned increase in production capacity resulting from the plant expansion substantially completed in December 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plant Expansion and Construction in Process.” Our 13% increase in the amount of distillers grains sold resulted from our increased production capacity, gains in efficiency and variations in inventory.

The price of ethanol in the three months ended March 31, 2008 was up approximately 9% from the price for the three months ended March 31, 2007. Ethanol prices have trended higher in the last few months. The lowest recent prices were seen in October 2007, following a downward trend that began after ethanol prices peaked in July 2006. Management currently expects short-term and mid-term ethanol prices to remain higher than historical averages due to a high demand for ethanol which may be contributed to by a number of factors, including the use of ethanol as an oxygenate to replace MTBE, the high price of gasoline encouraging voluntary blending of ethanol and the growing recognition of ethanol as an alternative energy source. However, management believes the industry will need to continue to grow demand in order to increase or sustain current prices. According to the Renewable Fuels Association, as of April 2, 2008 there were 147 ethanol plants in operation nationwide with the capacity to produce more than 8.52 billion gallons of ethanol annually, with an additional 55 new plants and six expansions under construction expected to add an additional estimated 5.1 billion gallons of annual production capacity in the next 12 to 18 months. Unless this new supply is equally met with increased demand, ethanol prices may be pressured downward. If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.

Our revenues include a loss of $34 and $386,359 for the three months ended March 31, 2008 and March 31, 2007, respectively, related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes, affecting our financial performance.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.   These instruments are the primary tools of our risk management program for ethanol revenues.

The sales prices for our distillers grains for the three months ended March 31, 2008 were up 60% from the three months ended March 31, 2007. The rising cost of corn and other alternative feed sources has pushed distillers grains prices upward. Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources changes significantly. Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grains prices. To date, additional distillers grains demand has come from increased domestic usage and increased overseas demand for distillers grains.

Cost of Goods Sold. Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity). Cost of goods sold for the three months ended March 31, 2008 totaled $25,790,966 as compared to $21,075,948 for the three months ended March 31, 2007. The 22% increase in cost of goods sold in the three months ended March 31, 2008 as compared to the same period in 2007 is a net result of a 23% increase in the cost of corn and other ingredients, a 24% increase in the cost of natural gas, and a 45% increase in electricity, partially offset by a 35% decrease in the cost of production supplies, maintenance and repairs.

The average corn price for the three months ended March 31, 2008 was 48% higher than the average for the three months ended March 31, 2007. Corn prices have continued to trend higher in price over the last 3 months. The weak value of the dollar has kept exports of corn strong and high input costs have led to producers planning on planting fewer acres to corn this year, as indicated by the planting intentions report released March 31, 2008. Producers are indicating planting 86 million acres to corn this year, a reduction of nearly 7.6 million acres versus last year, which has increased volatility surrounding the supply and demand picture for corn. World supplies for all coarse grains are in tight supply, and any potential supply-reducing event such as reductions in acres grown or poor weather will likely be a catalyst for higher prices. Currently cool, wet weather is preventing the timely planting of crops, and potentially could further reduce corn acres, keeping further upward pressure on prices. Current corn carry out is projected to be 1.368 billion bushels on September 1, 2008, which is a decrease from previous projections of over 2 billion bushels. The 2009 projected carry out is pegged at only 694 million bushels, which is extremely tight and will keep corn prices firm for some time to come. Recently, ethanol margins have tightened considerably and livestock feeding margins are quite slim. It is possible that these factors may reduce the domestic demand for corn. All in all, it appears likely that our cost of feedstock will be higher than historic levels due the supply versus demand imbalance surrounding the 2008/2009 crop years.

Our cost of goods sold includes a gain of $2,709,786 for the three months ended March 31, 2008 related to our corn derivative instruments as compared to a $690,566 loss for the three months ended March 31, 2007.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.

Natural gas is also an important input to our manufacturing process. The price of our natural gas increased 18% for the three months ended March 31, 2008 as compared to the same period in 2007. The volume of natural gas we used increased 5%, relative to the increase in our ethanol production, for the three months ended March 31, 2008 as compared to the same period in 2007. These increases in price and volume required resulted in a 24% increase in the cost of natural gas in the three months ended March 31, 2008 as compared to the same period in 2007.

We estimate that our natural gas usage is approximately 126,000 million British thermal units (“MMBTU”) per month.  We expect our natural gas usage to increase to 140,000 MMBTU per month once we are operating at a production rate of 60 million gallons per year. We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Over the past two to three years natural gas has been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  Although natural gas prices have trended lower since their peak in late 2005, we expect natural gas prices to remain higher than historic prices given the higher prices of energy sources generally.  We expect our natural gas costs to remain at or near costs experienced over the past year, which will continue to have a negative impact on our cost of goods sold. We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with them on an ongoing basis to mitigate our exposure to volatile gas prices. We have also secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day, although we may need to secure additional pipeline capacity to operate at our expanded production rate.

Gross Profit. Gross profit for the three months ended March 31 2008 was $8,446,421, a 6.5% increase from the gross profit of $7,925,844 for the three months ended March 31, 2007. This increase is due primarily to the $2,709,786 gain recognized from our corn derivative instruments (see “Cost of Goods Sold” above) and the 9% increase in the price of ethanol (see “Revenues” above), partially offset by the 48% increase in the price of corn (see “Cost of Goods Sold” above).

In the three months ended March 31, 2008, our ethanol-corn price spread was approximately $1.64, as compared to a spread of approximately $2.79 for the same period in 2007, a 41.22% decrease. However, despite this decrease, our margin remained relatively steady due to the hedge gain we recognized in the three months ended March 31, 2008. Our gross profit margins for the three months ended March 31, 2008 and 2007 were approximately 24.7% and approximately 27.3%, respectively. We calculate our spread as the price we receive per gallon of ethanol, multiplied by the number of gallons of ethanol produced per bushel of corn, minus the price we paid per bushel of corn. The calculation of our spread does not take into account sale of distillers grains or expenses from inputs other than corn, including the natural gas we use to dry our distillers grains. The spread between the price we receive for our products and the costs of our raw materials may not continue at a favorable rate in the future. The rapidly increasing supply of ethanol may outpace the demand for ethanol, placing additional downward pressure on our selling price and further eroding our margins. The increased production of ethanol from corn in the industry may contribute to the already increasing demand for corn and exceed the supply of corn, increasing our cost of corn and reducing our profit margin. A decrease in profit margin will adversely affect our financial performance.

Operating Expenses. Operating expenses were $953,403 for the three months ended March 31, 2008 as compared to $765,618 for three months ended March 31, 2007. The increase in operating expenses is primarily a result of an increase in general and administrative labor expense and professional fees for the three months ended March 31, 2008 over the same period in 2007. Operating expenses as a percentage of revenues were 2.8% and 2.6% for the three months ended March 31, 2008 and March 31, 2007, respectively.

Operating Income. Operating income for three months ended March 31, 2008 totaled $7,493,018, or 21.9% of revenues. Operating income for the three months ended March 31, 2007 totaled $7,160,226, or 24.7% of revenues. The increase in operating income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily a net result of the net increase in “Gross Profit” (discussed above) and the increase in “Operating Expenses” (discussed above).

Other Income (Expense). Our other income (expense) for the three months ended March 31, 2008 was an expense of $471 as compared to an expense of $17,357 for the three months ended March 31, 2007. Our other income (expense) items at March 31, 2008 consisted primarily of interest income, interest expense, and a net loss on investment. Our other income (expense) items at March 31, 2007 consisted primarily of a net interest expense. The changes in other income (expense) items were due primarily to an increase in interest income and a decrease in interest expense.

Changes in Financial Condition for the Three months ended March 31, 2008 Compared to the Fiscal Year ended December 31, 2007.

Assets totaled $87,097,313 on March 31, 2008, as compared to $86,538,195 on December 31, 2007.  Current assets totaled $34,718,765 on March 31, 2008, as compared to $33,920,040 on December 31, 2007.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a net result of an increase in cash from operations, less the $7,175,000 cash used for our member distributions in February 2008, approximately $1,000,000 used for capital expenditures and construction in process, and $560,700 used for the repurchase of membership units, (ii) a $4,260,569 increase in our restricted cash and derivative instruments and (iii) an $870,817 increase in our inventory balance.

Current liabilities were $19,212,052 on March 31, 2008, as compared to $5,311,894 on December 31, 2007. This increase is primarily a result of reclassifying our long-term debt to current due to our plans to retire such debt in April 2008 and borrowings on our revolving line of credit. Long term debt, net of current maturities, totaled $0 on March 31, 2008, as compared to $13,097,887 on December 31, 2007.  This reduction in long-term debt is also a direct reflection of the reclassification of our long-term debt to current.

Members’ equity totaled $67,885,261 on March 31, 2008, as compared to $68,128,414 on March 31, 2007.  This change is a net result of earnings for the three months less the $7,175,000 membership distribution paid out in February 2008 and $560,700 paid out for the repurchase of membership units during the quarter.  On June 11, 2007 the board approved up to $1,000,000 to explore/pursue the option of buying back membership units offered for sale.  As of March 31, 2008, we have repurchased of a total of 249 membership units for $743,350.

Liquidity and Capital Resources

Comparison of the three months ended March 31, 2008 and 2007

The following table shows cash flows for the three months ended March 31, 2008 and 2007:

	Three months ended March 31
	2008	2007
Net cash provided by operating activities	$3,058,643	$7,612,860
Net cash used in investing activities	$(1,143,573)	$(1,199,087)
Net cash used in financing activities	$(6,455,397)	$(14,716,887)

Cash Flow Provided by Operations.  Our net cash flow provided from operating activities for the three months ended March 31, 2008 was $3,058,643, as compared to $7,612,860 for the same quarter the previous year.  The decrease in net cash flow provided from operating activities for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to a change in the fair value of our derivative instruments, changes in inventory value related to increasing corn prices and changes in restricted cash related to our margin deposit requirement, netted against changes to accounts payable and accrued liabilities.  Our capital needs are adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the three months ended March 31, 2008 constituted expenditures of $1,143,573, as compared to expenditures of $1,199,087 for the three months ended March 31, 2007.

Management estimates that approximately $1,000,000 in capital expenditures will be made in the next three months to complete the operational improvements in grains shipping, receiving and storage area, bringing the expected total cost to approximately $2,440,000.  Also, approximately $1,000,000 in capital expenditures will be made to complete the new distillers grains cooling and conveying system, a $2,050,000 project approved by our board on June 11, 2007.

We presently estimate that an additional $35,000,000 will be spent over the next fifteen months for an additional 30 million gallon per year ethanol production facility at our plant site, all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  See “Plant Expansion and Construction in Process” below for details regarding additional debt financing.  We are in the process of determining whether this 30 million gallon facility will be a stand-alone facility or part of an expansion to our existing plant.  Utilizing cash generated from operations for the plant expansion may impact our ability to pay out future member distributions.  Our projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.  We currently estimate the 30 million gallon per year expansion facility will be complete by June 2009; however, construction may not stay on schedule and we may not be able to operate at the expanded production levels by June 2009.

On February 12, 2007 our board approved a $10,000,000 investment for an ownership interest in a joint venture to construct and operate a 55 million gallon capacity ethanol plant at Cape Girardeau, Missouri.  As of March 31, 2008 we had paid out a total of $1,155,000 on this project.  If First Missouri Energy does not raise additional equity or is unable to obtain debt financing, we do not expect to contribute any additional capital to the project.  During April 2008, the Company determined that the viability of this project in the near future was in question.  The Company based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have a negative impact on this project.  Accordingly, the Company is recording an impairment loss of approximately $866,000 on this investment in the second quarter of 2008.  The Company believes the remaining asset, primarily land, is recoverable.  The board of First Missouri Energy is currently assessing its options to delay further work and development of the project.

Cash Flow Used In Financing Activities.  Our net cash flow used in financing activities for the three months ended March 31, 2008 constituted expenditures of $6,455,397, as compared to expenditures of $14,716,887 for the three months ended March 31, 2007.  We used cash to pay down our debt by $305,658 and $286,887 during the three months ended March 31, 2008 and March 31, 2007, respectively.  The principal paid in the three months ended March 31, 2008 and March 31, 2007 was pursuant to the ten-year amortization required by our existing loan agreement with Farmers & Merchants Union Bank.  During the three months ended March 31, 2008, we made cash distributions to our members in the amount of $7,175,000 as compared to $14,390,000 in the three months ended March 31, 2007.  These distributions were financed with cash from operations.  Additionally, during the three months ended March 31, 2008, we borrowed $1,585,961 on our revolving line of credit for working capital.  Also, during the three months ended March 31, 2008, we expended $560,700 for the repurchase of membership units, as compared to membership unit repurchases of $40,000 for the same period in 2007.  See Part II, Item 2 of this report.

We expect to have sufficient cash from cash flow generated by continuing operations, our revolving line of credit, cash reserves and the additional debt financing we expect to obtain for our production expansions.  See “Plant Expansion and Construction in Process” below.  A cash shortage may impact our ability to pay out future member distributions.  In the event of a cash shortage, in addition to seeking additional debt financing we may also consider seeking equity financing.  If we fail to obtain either debt or equity financing, we will not be able to construct Phase II of our expansion.

Short-Term and Long-Term Debt Sources

On May 25, 2006, we signed credit agreements with Farmers & Merchants Union Bank of Friesland, Wisconsin and refinanced our initial term debt and revolving loan commitment.  The credit facility is secured by substantially all of our assets.   The term loan of $16,040,376 is for five years with a ten-year amortization.  We secured a $5,000,000 revolving loan.  As of March 31, 2008, there is an outstanding balance of $1,585,961 on the revolving loan.  Payments on the term loan are paid in monthly installments, including principal and interest.  The interest rate is fixed at 7.4% for both the term and revolving loan for 5 years.  Interest is due monthly on the revolving loan commitment.

As of March 31, 2008 and March 31, 2007, we had outstanding debt of $14,050,481 and $14,356,139, respectively, on the term debt; and $1,585,961 and $0, respectively on the revolving line of credit.

There is an annual facility fee of $20,000 on the term loan beginning on the closing date, May 25, 2006, and upon each anniversary until its maturity.  There is an additional $10,000 annual service fee for the revolving credit agreement which can be terminated prior to its maturity, thereby discontinuing the service fee.  No prepayment fees exist on either loan.

These loans are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   As of March 31, 2008, we are in compliance with all of our financial debt covenants.  The loan remains secured by substantially all of our assets.

On January 10, 2008 our board voted to retire the balance of our existing long-term debt with Farmers & Merchants Union Bank.  The term loan was subsequently retired on April 24, 2008 using primarily cash from operations.  We expect to obtain additional debt financing of between approximately $19,000,000 and $29,000,000 over the next twelve months to finance our additional production capacity.  See “Plant Expansion and Construction in Process” below.

Plant Expansion and Construction in Process

We retired our long-term debt with Farmers & Merchants Union Bank on April 24, 2008.  However, we expect to obtain between approximately $19,000,000 and $29,000,000 in additional debt financing over the next twelve months to finance Phase I and Phase II of our plant expansion.  In December 2007, we substantially completed an expansion of our plant to 60 million gallons per year (“Phase I” of our expansion).  We are gradually bringing various components of our capacity expansion online and we expect to be fully operational at 60 million gallons per year, the capacity permitted by our construction permit, by approximately June 30, 2008.  However, it is possible that we will not be able to operate at 60 million gallons per year by the expected date.  This expansion entailed increasing the cook and fermentation system capacity.  As of March 31, 2008, we had incurred approximately $6.7 million in capital expenditures for Phase I, which was the budgeted amount for the expansion.  We expect to finance this amount using between approximately 40%-60% debt financing and between approximately 40%-60% cash from operations.  If we are unsuccessful in obtaining debt financing we may seek other alternatives, including equity financing, or, if we fail to obtain either debt or equity financing, we expect to finance the construction of Phase I of our expansion with cash from operations.

Other plant improvements are currently underway.  The grain storage capacity is being expanded from 450,000 bushel to 900,000 bushel, a $1,319,000 project approved by our board on May 10, 2007.  A new loading system, including a separate loading bay, is also under construction in the grain receiving area, a $1,124,000 project also approved by our board on May 10, 2007.  A new distillers grains cooling and conveying system is also underway, a $2,050,000 project approved by our board on June 11, 2007.  Whereas these improvements will not increase capacity and they are not part of our “capacity expansion plans,” they will contribute to operational efficiency and customer service.  All of these projects are in progress and as of March 31, 2008 we had incurred approximately $2,270,000 in construction-in-process costs towards their completion. We expect that these projects will be completed in June 2008.

We have engaged an engineering firm to assist in developing a plan to add an additional 30 million gallons of production capacity at our plant site (“Phase II” of our expansion).   The estimated cost of this work is approximately $35,000,000, although we have not finalized the design and the scope of work at this time.  We expect to finance this amount using between approximately 40%-60% debt financing and between approximately 40%-60% cash from operations.  If we are unsuccessful in obtaining debt financing we may seek other alternatives, including equity financing, or, if we fail to obtain either debt or equity financing, we will not be able to construct Phase II of our expansion.  Some capital expenditures have been made towards the areas of this project that have been defined.  On May 10, 2007, the board approved an expenditure of $1,350,000 for the centrifuges, on June 11, 2007 the board approved an expenditure of $16,700,000 for the expansion of the distillation, dehydration, and evaporation (DD&E) system, on January 10, 2008, the board approved an expenditure of $1,250,000 for the addition of a cooling tower, and on March 10, 2008, the board approved an expenditure of $3,150,000 for a regenerative thermal oxidizer (RTO).  As of March 31, 2008, we have incurred construction-in-process costs of approximately $1,240,000 towards Phase II of our expansion.

All of the funds expended thus far on our plant expansions and other plant improvements have been from income derived from operations.  However, in the event we are able to obtain debt financing, we expect to finance the added production capacity through a combination of earnings from operations and additional debt financing.  This could limit our ability to make member distributions as they have occurred in the past, especially if cash from operations decreases due to narrowing profit margins.  We may not be able to finance the projects as anticipated.

Subsequent Events

On April 24, 2008 we retired all of our long term debt with Farmers & Merchants Union Bank, as approved by the board on January 10, 2008.  The retirement of this debt was funded using primarily cash from operations.

Effective April 1, 2008, we repurchased 14 membership units for a total of $40,600, an average of $2,900 per unit.  Effective May 1, 2008, we repurchased 15 membership units for a total of $42,000, an average of $2,800 per unit.

During April 2008, we determined that the viability in the near future of the First Missouri Energy project, in which we have invested $1,155,000 as of March 31, 2008, was in question.  The Company based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have a negative impact on this project.  Accordingly, the Company is recording an impairment loss of approximately $866,000 on this investment in the second quarter of 2008.  The Company believes the remaining asset, primarily land, is recoverable.  The board of First Missouri Energy is currently assessing its options to delay further work and development of the project.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We had the following critical accounting estimates as of the three months ended March 31, 2008, as compared to December 31, 2007, when we had no critical accounting estimates.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.  In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts.  Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of impairment of our long-lived assets to be a critical accounting estimate.

Our allowance for doubtful accounts as of March 31, 2008 and March 31, 2007 was $81,000 and $69,000, respectively.  These amounts are based on our historical experience and take into account factors such as our marketing agreements in place for the marketing and sale of all of our ethanol and a portion of our distillers grains, the payment due date for such ethanol and distillers grains relative to when our marketers take possession of the products, and our past success in collecting payment for the ethanol and distillers grains sold pursuant to our marketing agreements.  Because our allowance for doubtful accounts is based in part on our assumption that our future collection of accounts will be similar to our historical experiences, we consider this to be a critical accounting estimate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk, as all of our business is conducted in U.S. Dollars, or to interest rate risk, as the interest rate for our existing term debt and revolving loan commitment is fixed at 7.4% until May 2011.  Further, our term debt was retired on April 24, 2008. We use derivative financial instruments as part of an overall strategy to manage market risk.  We use cash, futures and option contracts to hedge changes to the commodity prices of corn and gasoline. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and our reliance on sales of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of derivative instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We mark to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized.  We recognize such gains and losses in our revenues (ethanol) and costs of goods sold (corn and natural gas) because we believe this best matches the gain (loss) with the proper line item.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At March 31, 2008 and December 31, 2007, the fair value of our derivative instruments for corn and gasoline is an asset in the amount of $2,361,338 and an asset in the amount of $5,189, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or gasoline. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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

To manage our natural gas price risk, we have entered into forward contracts to purchase approximately 80,000 MMBTU of natural gas through May 2008 at an average price of approximately $9.00 per MMBTU.  We may also purchase additional natural gas requirements for our fiscal year 2008 as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to corn and gasoline price risk. The table presents the fair value of our derivative instruments as of March 31, 2008 and December 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
March 31, 2008	$2,361,338	$(236,134)
December 31, 2007	$5,189	$(519)

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), J.F. Robertson, along with our Chief Financial Officer, (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

The risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed. Please refer to the risk factors set forth in our Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

We made the following membership unit repurchases during the first quarter of our fiscal year 2008:(1)

Period	Total Number of Units Purchased	Average Price Paid per Unit ($)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs ($)
January 1, 2008 - January 31, 2008	10	$3,000.00	10	$746,750
February 1, 2008 – February 29, 2008	25	$2,900.00	25	$674,250
March 1, 2008 – March 31, 2008	144	$2,900.00	144	$256,650
Total	179	$2,905.59	179	$256,650

(1) On June 11, 2007 the board approved expenditures of up to $1,000,000 to pursue the option of redeeming membership units.  Prior to the purchases listed in the table above, the Company had repurchased a total of 70 membership units for a total of $223,250, an average of $3,189.29 per unit.  As of March 31, 2008, the Company had repurchased a total of 249 membership units for a total of $743,350, an average of $2,985.34 per unit.  Effective April 1, 2008, the Company repurchased an additional 14 membership units for a total of $40,600, an average of $2,900 per unit. Effective May 1, 2008, the Company repurchased an additional 15 membership units for a total of $42,000, an average of $2,800 per unit. The expiration date of this unit repurchase program is June 10, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	May 15, 2008	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2008	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer
(Principal Financial and Accounting Officer)