Form 10-Q
period 2008-06-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2008-08-14
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to

Commission file number 000-50733

UNITED WISCONSIN GRAIN PRODUCERS, LLC

(Exact name of registrant as specified in its charter)

Wisconsin	39-2032455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

W1231 Tessmann Drive, Friesland, Wisconsin	53935-0247
(Address of principal executive offices)	(Zip Code)

(920) 348-5016

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 8, 2008, there were 28,475 membership units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,108,075	$24,759,614
Restricted cash	1,763,825	248,383
Derivative instruments	2,889,863	5,189
Accounts receivable, net of allowance for doubtful accounts of $94,000 and $69,000, respectively	5,372,241	5,486,721
Inventory	5,739,305	2,785,264
Prepaid expenses and other current assets	240,712	634,869
Total current assets	30,114,021	33,920,040

Property, Plant and Equipment
Land and land improvements	5,864,889	5,864,889
Office equipment	613,976	567,547
Buildings	2,197,433	2,192,293
Plant and process equipment	54,575,170	52,812,431
	63,251,468	61,437,160
Less accumulated depreciation	15,481,266	12,718,946
	47,770,202	48,718,214
Construction in process	5,338,749	2,906,876
Net property, plant and equipment	53,108,951	51,625,090

Other Assets
Investment	113,986	993,065
Total other assets	113,986	993,065

Total Assets	$83,336,958	$86,538,195

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$—	$1,258,252
Accounts payable	3,582,131	3,242,911
Accounts payable - related party	40,750	15,878
Accrued liabilities	1,077,026	794,853
Total current liabilities	4,699,907	5,311,894

Long-Term Debt, less current maturities	—	13,097,887

Commitments and Contingencies

Members’ Equity, 28,475 and 28,710 units issued and outstanding, respectively	78,637,051	68,128,414

Total Liabilities and Members’ Equity	$83,336,958	$86,538,195

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations

(Unaudited)

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2008	2007

Revenues, including $32,674 and $0, respectively from related parties	$36,188,592	$28,187,346

Cost of Goods Sold, including $704,003 and $370,594, respectively to related parties	23,633,515	21,525,312

Gross Profit	12,555,077	6,662,034

Operating Expenses	951,163	886,536

Operating Income	11,603,914	5,775,498

Other Income (Expense)
Interest income	107,281	248,004
Interest expense	(61,846)	(255,185)
Equity in net loss of investment	(866,000)	(113,654)
Miscellaneous income, net	85,541	40,054
Total other expense, net	(735,024)	(80,781)

Net Income	$10,868,890	$5,694,717

Weighted Average Units Outstanding - Basic and Diluted	28,498	28,780

Net Income Per Unit - Basic and Diluted	$381.39	$197.87

Distribution Per Unit - Basic and Diluted	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2007

Revenues, including $62,013 and $132, respectively from related parties	$70,425,979	$57,189,138

Cost of Goods Sold, including $1,159,690 and $1,175,202, respectively to related parties	49,424,481	42,601,260

Gross Profit	21,001,498	14,587,878

Operating Expenses	1,904,566	1,652,154

Operating Income	19,096,932	12,935,724

Other Income (Expense)
Interest income	376,392	502,921
Interest expense	(330,515)	(541,896)
Equity in net loss of investment	(879,079)	(113,654)
Miscellaneous income	97,707	54,491
Total other expense, net	(735,495)	(98,138)

Net Income	$18,361,437	$12,837,586

Weighted Average Units Outstanding - Basic and Diluted	28,566	28,780

Net Income Per Unit - Basic and Diluted	$642.77	$446.06

Distributions Per Unit - Basic and Diluted	$250.00	$500.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2007

Cash Flows from Operating Activities
Net Income	$18,361,437	$12,837,586
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,762,320	2,419,692
Allowance for doubtful accounts receivable	25,624	—
Change in fair value of derivative instruments	(11,924,647)	1,691,892
Equity in net loss of investment	879,079	113,654
Changes in operating assets and liabilities:
Restricted cash	(1,515,442)	(435,738)
Derivative instruments	9,039,973	(941,080)
Accounts receivable	88,856	1,132,470
Inventory	(2,954,041)	(534,138)
Prepaid expenses and other current assets	394,157	47,128
Accounts payable	643,433	(263,678)
Accrued liabilities	282,173	(129,281)
Net cash provided by operating activities	16,082,922	15,938,507

Cash Flows from Investing Activities
Capital expenditures	(1,534,968)	(113,641)
Payments for construction in process	(2,431,873)	(4,018,349)
Purchase of investments	—	(1,055,000)
Net cash used in investing activities	(3,966,840)	(5,186,990)

Cash Flows from Financing Activities
Payments on long term debt	(14,356,139)	(572,932)
Repurchase of membership units	(677,800)	—
Payment of member distribution	(7,175,000)	(14,390,000)
Net cash used in financing activities	(22,208,939)	(14,962,932)

Net Decrease in Cash and Cash Equivalents	(10,651,539)	(4,211,415)

Cash and Cash Equivalents– Beginning of Period	24,759,614	29,981,331

Cash and Cash Equivalents– End of Period	$14,108,075	$25,769,916

Supplemental Cash Flow Information

Interest expensed	$330,515	$545,547
Interest capitalized	12,634	27,465
Total interest paid	$343,149	$573,012

Noncash Financing Activities
Construction in process purchased by accounts payable	$279,341	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed balance sheet as of December 31, 2007 is derived from audited financial statements. The unaudited interim condensed financial statements of United Wisconsin Grain Producers, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended December 31, 2007 filed on Form 10-K with the SEC.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others: allowances for doubtful accounts, useful lives of property, plant and equipment, estimated completion of construction in process, including capitalized interest, revenue recognition and cost of goods sold, including shipping costs, and long-lived asset impairments.  Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer takes title and assumes the risks and rewards of ownership, prices are fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally sold FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. These fees and commissions, which totaled $479,495 and $160,820 for the six month periods ended  June 30, 2008 and 2007, respectively, are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, are estimated and recorded based on the net selling price reported to the Company by the marketer. Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008

instruments and hedging activities, the Company believes the adoption of this standard will have no effect on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material effect on its consolidated financial position, results of operations or cash flows.

Reclassifications

The presentation of certain items in the condensed statement of operations for the three and six months ended June 30, 2007 has been changed to conform to the classifications used for the three and six months ended June 30, 2008. These reclassifications had no effect on net income as previously reported.

2. INVENTORY

Inventory consists of the following:

	June 30, 2008	December 31, 2007
Raw materials	$2,985,837	$545,467
Supplies	582,403	496,348
Work in process	591,674	412,772
Finished goods	1,579,391	1,330,677
Total	$5,739,305	$2,785,264

3. DERIVATIVE INSTRUMENTS

The Company recorded an asset for derivative instruments related to corn and ethanol option and futures positions of $2,889,863 and $5,189 at June 30, 2008 and December 31, 2007, respectively. None of these open positions, at June 30, 2008 and December 31, 2007 were designated as hedges. The Company recorded a combined realized and unrealized gain on corn hedging of $9,214,861 and a combined realized and unrealized loss on corn hedging of $16,000, for the quarters ended June 30, 2008 and 2007, respectively.  The Company recorded a combined realized and unrealized gain on corn hedging of $11,924,647 and a combined realized and unrealized loss on corn hedging of $706,000 for the six months ended June 30, 2008 and 2007, respectively. Realized and unrealized gains and losses related to derivative contracts that are related to corn purchases are included as a component of cost of goods sold. The Company recorded a combined realized and unrealized loss on ethanol hedging of approximately $0 and $599,000 for the quarters ended June 30, 2008 and 2007, respectively and a combined realized and unrealized loss on ethanol hedging of approximately $40 and $985,000 for the six months ended June 30, 2008 and 2007, respectively. Realized and unrealized gains and losses related to derivative contracts that are related to ethanol sales are included as a component of revenues.

The company is required to maintain cash balances at its broker related to derivative instrument positions. At June 30, 2008 and December 31, 2007, restricted cash totaled $1,763,825 and $248,383, respectively, and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.

4. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to the financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008

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

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

In addition to those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheet, we recorded an impairment loss of $866,000 on our investment in the First Missouri Energy project to carry this asset at fair value, as permitted by SFAS 159.  The company based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have an adverse effect on this project.  We elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No other events occurred during the second quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	In Balance Sheet	Fair Value	Fair Value Measurement Using
	June 30, 2008	June 30, 2008	Level 1	Level 2	Level 3
Derivative Instruments	$2,889,863	$2,889,863	$2,889,863	$—	$—
Other Investments	$113,986	$113,986	$—	$—	$113,986

The measurement of derivatives at fair value reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The fair value of the derivative instruments are based on quoted market prices in an active market.

The measurement of other investments reflects our estimate of the probability of future cash flows from the First Missouri Energy project in the current state and federal regulatory environment.

5. BANK FINANCING

On May 25, 2006, the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement, secured by substantially all of the Company’s assets, in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA. The term debt consisted of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and required monthly payments based on a ten-year amortization beginning July 1, 2006.  As of June 30, 2008 and December 31, 2007, the Company had outstanding debt of $0 and $14,356,139, respectively, on the term debt and did not have any borrowings on the revolving credit commitment.

On January 10, 2008 the Company voted to payoff the balance of the Company’s existing long-term debt with Farmers & Merchants Union Bank. The Company retired the term debt in April 2008.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008

6. MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units. The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

On June 11, 2007 the board approved up to $1 million to redeem membership units offered for sale at the market price over the next 12 months. As of June 30, 2008 the board approved unit redemptions of 305 units totaling $901,050 effective on various dates from September 1, 2007 to June 1, 2008.  The 12 month period expired in June of 2008 and the board has not approved any additional spending for the redemption of membership units.

As of June 30, 2008 and December 31, 2007 the Company had 28,475 and 28,710 membership units outstanding, respectively.

7. COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At June 30, 2008, the Company had forward corn purchase contracts totaling approximately 8.7 million bushels for various delivery periods from July 2008 to December 2009 of which approximately 40% are with members. The prices on these contracts range from $2.59 to $7.63 per bushel or have a basis level established by the CBOT futures between $0 and $-0.35. At June 30, 2008, the Company had forward contracts to purchase approximately 158,900 million British thermal units (MMBTU) of natural gas during the months July through September 2008 at an average price of approximately $12.36 per MMBTU.

Plant Expansion

As of June 30, 2008, the Company incurred $1.75 million for expansion of the storage, shipping, and receiving in the grains area which is expected to cost $2.4 million in total. The Company also incurred costs of approximately $1.7 million as of June 30, 2008 for a distillers grain cooling and conveying system which is expected to cost approximately $2 million in total. As of June 30, 2008, the Company incurred costs of approximately $1.3 million for a dehydration, distillation, and evaporation system which is expected to cost approximately $18 million in total. The Company also approved the addition of a cooling tower and a regenerative thermal oxidizer expected to total $4.4 million in costs and incurred costs of approximately $1.6 million as of June 30, 2008.

Other Investments

On February 12, 2007, the board of directors approved up to a $10 million investment in First Missouri Energy, LLC. First Missouri Energy, LLC was formed with the intent to construct a 55 million gallon per year ethanol plant near Cape Girardeau, Missouri.  During April 2008, the Company determined that the viability of this project in the near future was in question. The Company based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have an adverse effect on this project. Accordingly, the Company has recorded an impairment loss of approximately $866,000 on this investment in the second quarter of 2008. The Company believes the remaining asset, primarily land, is recoverable. The board of First Missouri Energy is currently assessing its options to further delay the development of the project.  As of June 30, 2008, the Company invested $1,155,000 in this project. The Company accounts for this investment using the equity method of accounting and recorded a loss on this investment of $866,000 and $879,079 for the three and six months ended June 30, 2008, respectively and $113,654 for both the three and six months ended June 30, 2007.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008

8.  SUBSEQUENT EVENTS

Membership Distribution

On July 14, 2008, the board of directors approved a membership distribution of $200 per membership unit to members of record as of July 14, 2008 for a total distribution of approximately $5,695,000 to be paid on or around August 15, 2008.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period and six-month period ended June 30, 2008 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2007, including the financial statements and notes and the Management’s Discussion and Analysis contained within that report.

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

•      legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;

•      state and federal regulation restricting or banning the use of MTBE; or

•      environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in general economic conditions or the weather, or the occurrence of certain events causing an impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in total U.S. consumption of gasoline;
•	Fluctuations in petroleum prices;
•	Costs of construction and equipment;
•	Our ability to implement our expansion plans;
•	The loss of, or inability to obtain, any license or permit;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;
•	Financial impacts of our hedging strategies;
•	Our ability to generate free cash flow to invest in our business and service any debt financing we obtain in the future;
•	Additional ethanol plants built in close proximity to our ethanol facility in south central Wisconsin;
•	The viability of First Missouri Energy LLC, a proposed ethanol production facility in which we have invested;
•	Changes and advances in ethanol production technology;
•	Competition from alternative fuels and alternative fuel additives; and
•	Other factors described elsewhere in this report.

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

Overview

References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  United Wisconsin Grain Producers, LLC is a Wisconsin limited liability company that manages the business and day-to-day operations of a 60 million gallon per year (“MGY”) ethanol plant near Friesland, Wisconsin.  The ethanol plant was originally constructed as a 40 MGY facility, but in late 2007 the plant’s production capacity was expanded to 60 MGY.  We began operating at this expanded production capacity in July 2008, although we expect to operate at less than full capacity during the next several months due to tightening industry margins.  We anticipate further increasing our production capacity to 90 MGY by the first quarter of 2010.

We have been engaged in the production of ethanol and distillers grains at our plant near Friesland, Wisconsin since May 2005. Our revenues are derived from the sale and distribution of ethanol and distillers grains throughout the continental United States and overseas. In fiscal year 2008, we anticipate producing approximately 56.7 million gallons of ethanol and 168,000 tons of distillers grains from approximately 19.9 million bushels of corn. However, there is no guarantee that we will be able to operate at these production levels.  Additionally, we may choose not to operate at these production levels due to tightening industry margins.  In the future we expect to derive additional revenues from the extraction and sale of corn oil.

We are subject to industry-wide factors that affect our operating and financial performance.  Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly corn and natural gas costs.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  However, in 2007 surplus ethanol supplies due to increased industry production capacity put significant downward pressure on ethanol prices, even as unleaded gasoline prices increased.  More recently, ethanol prices have increased along with the increase in the price of crude oil and other petroleum-based commodities.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, the season, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, seasonal fluctuations and the price of substitute livestock feed, such as corn and soybean meal and other animal feed proteins.  Recently, increasing demand for corn and/or protein supplies has caused an upward trend in distillers grains pricing.  In addition, our revenues are also impacted by factors such as our dependence on one or a few major customers who purchase and distribute our primary product; the intensely competitive nature of our industry; possible legislative changes at the federal, state and/or local level and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  Corn prices continue to increase to record high prices, despite record setting corn crops in recent years.  The cost of corn is affected primarily by the market’s perception of supply and demand factors such as crop production, industry year-end inventories, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself has increased the average price of corn and is expected to continue to support the increased average price of corn as the global demand for corn continues to rise.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.   The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  The bill also extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.  The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standard.

Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the production areas, production disruption, storage levels, pipeline capacity and weather in use areas.  Recently, we have experienced significantly higher natural gas prices than in the past.  We expect natural gas prices to remain well above historical levels due to the recent increase in energy prices generally.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

We expect to fund our operations during the next twelve months using cash flow from continuing operations, our existing line of credit and additional debt financing.  We expect to continue ongoing research and development activities in the next twelve months in the form of commissioning studies on internal energy generation in conjunction with our plant production capacity increases. In particular, we are looking at the possibility of using post-fermentation corn solids or other renewable fuel as an energy source, thereby offsetting our natural gas usage.  Due to this ongoing evaluation and analysis work, we have postponed the completion date for the planned 60 to 90 MGY capacity increase because our energy technology choice will impact the design of the additional 30 MGY of capacity.  Tightening industry margins have also delayed the planned completion date of our additional expansion.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008 (Unaudited)		Three months ended June 30, 2007 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$36,188,592	100.0	$28,187,346	100.0

Cost of Goods Sold	$23,633,515	65.3	$21,525,312	76.4

Gross Profit	$12,555,077	34.7	$6,662,034	23.6

Operating Expenses	$951,163	2.6	$886,536	3.1

Operating Income	$11,603,914	32.1	$5,775,498	20.5

Other Expense	$(735,024)	2.0	$(80,781)	(0.3)

Net Income	$10,868,890	30.0	$5,694,717	20.2

Revenues.  Revenues from operations for the three months ended June 30, 2008 totaled $36,188,592.  In the three months ended June 30, 2008 ethanol comprised approximately 85% of our revenues and distillers grain sales (DGS) comprised approximately 15% of our revenues.  Revenues from operations for the three months ended June 30, 2007 totaled $28,187,346 of which ethanol comprised approximately 89% and distillers grains comprised approximately 11%.  The 28% increase in revenues for the three months ended June 30, 2008 as compared to the same period in the previous year is due to a 4.9% increase in gallons sold, a 7.7% increase in tons of distillers grain sold, a 13.9% increase in the price of ethanol and a 62.2% increase in the price of distillers grains.

The volume of ethanol sold in the three months ended June 30, 2008 increased by 4.9% over the same quarter in 2007.  This volume increase is due to the increase in production capacity resulting from the plant expansion substantially completed in December 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plant Expansion and Construction in Process.” Our 7.7% increase in the amount of distillers grains sold also resulted from our increased production capacity.

The price of ethanol in the three months ended June 30, 2008 was up approximately 13.9% from the price for the three months ended June 30, 2007.  Ethanol prices have trended higher over the last several months.  The lowest recent prices were seen in October 2007, following a downward trend that began after ethanol prices peaked in July 2006.  Management currently expects short-term and mid-term ethanol prices to remain higher than historical averages due to a high demand for ethanol which may be contributed to by a number of factors, including the use of ethanol as an oxygenate to replace MTBE, the high price of gasoline encouraging voluntary blending of ethanol and the growing recognition of ethanol as an alternative energy source.  However, management believes the industry will need to continue to grow demand in order to increase or sustain current prices.  According to the Renewable Fuels Association, as of July 24, 2008 there were 162 ethanol plants in operation nationwide with the capacity to produce more than 9.4 billion gallons of ethanol annually, with an additional 41 new plants and seven expansions under construction expected to add an additional estimated 4.2 billion gallons of annual production capacity in the next 12 to 18 months.  Unless this new supply is equally met with increased demand, ethanol prices may be pressured downward.  If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.

Our revenues include no gain or loss for the three months ended June 30, 2008 and a loss of approximately $599,000 for the three months ended June 30, 2007, related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes, affecting our financial performance.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.  These instruments are the primary tools of our risk management program for ethanol revenues.

The sales prices for our distillers grains for the three months ended June 30, 2008 were up 62.2% from the three months ended June 30, 2007.  The rising cost of corn and other alternative feed sources has pushed distillers grains prices upward.  Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources changes significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grains prices.  Recent decreased demand from export markets has also put downward pressure on distillers grains prices.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three months ended June 30, 2008 totaled $23,633,515 as compared to $21,525,312 for the three months ended June 30, 2007.  The 10% increase in cost of goods sold in the three months ended June 30, 2008 as compared to the same period in 2007 is primarily a net result of a 65.9% increase in the cost of corn and a 49.0% increase in the cost of natural gas, partially offset by the $9,214,861 gain related to our corn derivative instruments discussed below.

The average corn price for the three months ended June 30, 2008 was 58.6% higher than the average for the three months ended June 30, 2007.  We used 4.6% more corn during the three months ended June 30, 2008 as compared to the same period in 2007 as a result of our increased production capacity.  Corn prices have continued to trend higher in price over the last 3 months.  The weak value of the dollar has kept exports of corn strong and high input costs have led to producers planting fewer acres to corn this year, as indicated by the crop production report released July 11, 2008.  Producers have planted approximately 87.3 million acres of corn this year, a reduction of nearly 6.3 million acres versus last year, which has increased volatility surrounding the supply and demand picture for corn.  Recently, ethanol margins have tightened considerably and livestock feeding margins are quite slim.  It is possible that these factors may reduce the domestic demand for corn.  However, overall it appears likely that our cost of feedstock will be higher than historic levels due the supply versus demand imbalance surrounding the 2008 and 2009 crop years.  Unfavorable weather conditions and flooding in the Midwest this year may lead to decreased corn yields and corn acres harvested.  This may have an unfavorable effect on corn prices.

Our cost of goods sold includes a gain of $9,214,861 for the three months ended June 30, 2008 related to our corn derivative instruments as compared to a $15,923 loss for the three months ended June 30, 2007.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.  These instruments are the primary tools of our risk management program for corn prices.

Natural gas is also an important input to our manufacturing process.  The price of our natural gas increased 42.9% for the three months ended June 30, 2008 as compared to the same period in 2007.  The volume of natural gas we used increased 4.3% for the three months ended June 30, 2008 as compared to the same period in 2007.  These increases in price and volume required resulted in a 49.0% increase in the cost of natural gas in the three months ended June 30, 2008 as compared to the same period in 2007. We estimate that our natural gas usage is approximately 140,000 million British thermal units (“MMBTU”) per month when operating at a production rate of 60 million gallons per year.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Over the past two to three years natural gas has been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  In the last several months natural gas prices have increased significantly, and we expect natural gas prices will remain volatile into the near future as a result of instability in energy prices generally.  Heightened natural gas prices will continue to have a negative impact on our cost of goods sold. We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with them on an ongoing basis to mitigate our exposure to volatile gas prices.  We have secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day and are working towards securing additional pipeline capacity to accommodate our recent expansion.

Gross Profit.  Gross profit for the three months ended June 30, 2008 was $12,555,077, an 88.5% increase from the gross profit of $6,662,034 for the three months ended June 30, 2007.  This increase is due primarily to the $9,214,861 gain recognized from our corn derivative instruments (see “Cost of Goods Sold” above), the 13.9% increase in the price of ethanol and the 62.2% increase in the price of distillers grains (see “Revenues” above), partially offset by net result of the 65.9% increase in the cost of corn and 49.0% increase in the cost of natural gas.

In the three months ended June 30, 2008, our ethanol-corn price spread was approximately $1.42, as compared to a spread of approximately $2.41 for the same period in 2007, a 41.1% decrease.  However, despite this decrease, our margin increased due to the hedge gain we recognized in the three months ended June 30, 2008. Our gross profit margins for the three months ended June 30, 2008 and 2007 were approximately 34.7% and approximately 23.6%, respectively.  We calculate our spread as the price we receive per gallon of ethanol, multiplied by the number of gallons of ethanol produced per bushel of corn, minus the price we paid per bushel of corn.  The calculation of our spread does not take into account sale of distillers grains or expenses from inputs other than corn, including the natural gas we use to dry our distillers grains.  The spread between the price we receive for our products and the costs of our raw materials may not continue at a favorable rate in the future.  The rapidly increasing supply of ethanol may outpace the demand for ethanol, placing additional downward pressure on our selling price and further eroding our margins.  The increased production of ethanol from corn in the industry may contribute to the already increasing demand for corn and exceed the supply of corn, increasing our cost of corn and reducing our profit margin.  A decrease in profit margin will adversely affect our financial performance.

Operating Expenses.  Operating expenses were $951,163 for the three months ended June 30, 2008 as compared to $886,536 for three months ended June 30, 2007.  The increase in operating expenses is primarily a result of increased general and administrative expenses related to our employee high earnings reward program.  Operating expenses as a percentage of revenues were 2.6% and 3.1% for the three months ended June 30, 2008 and June 30, 2007, respectively.

Operating Income.  Operating income for three months ended June 30, 2008 totaled $11,603,914, or 32.1% of revenues.  Operating income for the three months ended June 30, 2007 totaled $5,775,498, or 20.5% of revenues.  The increase in operating income for the three months ended

June 30, 2008 compared to the three months ended June 30, 2007 is primarily a net result of the net increase in “Gross Profit” (discussed above) and the increase in “Operating Expenses” (discussed above).

Other Income (Expense).  Our other income (expense) for the three months ended June 30, 2008 was an expense of $735,024 as compared to an expense of $80,781 for the three months ended June 30, 2007.  Our other income (expense) items for the three month periods ended June 30, 2008 and June 30, 2007 consisted primarily of equity in net loss of investment, interest income, interest expense and net miscellaneous income.  The increase in equity in net loss of investment was the result of our impairment loss related to our investment in the First Missouri Energy project.  Our decrease in interest expense is attributable to the retirement of our long-term debt in April 2008.  Our decrease in interest income is the result of utilizing interest-bearing cash to retire our debt.  Finally, the increase in our miscellaneous income is attributable to us obtaining a grant based on energy efficient equipment installed at the plant.

Comparison of the six months ended June 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2008 and 2007:

	Six months ended June 30, 2008 (Unaudited)		Six months ended June 30, 2007 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$70,425,979	100.0	$57,189,138	100.0

Cost of Goods Sold	$49,424,481	70.2	$42,601,260	74.5

Gross Profit	$21,001,498	29.8	$14,587,878	25.5

Operating Expenses	$1,904,566	2.7	$1,652,154	2.9

Operating Income	$19,096,932	27.1	$12,935,724	22.6

Other Expense	$(735,495)	(1.0)	$(98,138)	(0.2)

Net Income	$18,361,437	26.1	$12,837,586	22.4

Revenues.  Revenues from operations for the six months ended June 30, 2008 totaled $70,425,979, as compared to $57,189,138 for the six months ended June 30, 2007.  The 23% increase in revenues for the six months ended June 30, 2008 as compared to the same period in the previous year is primarily due to an increase in ethanol production and prices and an increase in distillers grains production and prices, as discussed in “RESULTS OF OPERATIONS – Comparison of the three months ended June 30, 2008 and 2007.”

Cost of Goods Sold.  Our cost of goods sold for the six months ended June 30, 2008 totaled $49,424,481, as compared to $42,601,260 for the six months ended June 30, 2007.  The 16% increase in cost of goods sold for the six months ended June 30, 2008 as compared to the same period in the previous year is primarily due to an increase in the cost of corn and natural gas, as discussed in “RESULTS OF OPERATIONS – Comparison of the three months ended June 30, 2008 and 2007.”

Gross Profit.  Gross profit for the six months ended June 30, 2008 was $21,001,498, a 44% increase from the gross profit of $14,587,878 for the six months ended June 30, 2007.  This increase is due primarily to the gain recognized from our corn derivative instruments and increases in the prices of ethanol and distillers grains, offset by increases in the prices of corn and natural gas, as discussed in “RESULTS OF OPERATIONS – Comparison of the three months ended June 30, 2008 and 2007.”

In the six months ended June 30, 2008, our ethanol-corn price spread was approximately $1.54, as compared to a spread of approximately $2.61 for the same period in 2007, a 41.0% decrease.  However, despite this decrease, our margin increased due to the hedge gain we recognized in the six months ended June 30, 2008. Our gross profit margins for the three months ended June 30, 2008 and 2007 were approximately 29.8% and approximately 25.5%, respectively.  For a further discussion regarding the calculation of our spread, see “RESULTS OF OPERATIONS – Comparison of the three months ended June 30, 2008 and 2007.”

Operating Expenses.  Operating expenses were $1,904,566 for the six months ended June 30, 2008 as compared to $1,652,154 for the six months ended June 30, 2007.  The increase in operating expenses is primarily a result of increased general and administrative expenses, as discussed in “RESULTS OF OPERATIONS – Comparison of the three months ended June 30, 2008 and 2007.”  Operating expenses as a percentage of revenues were 2.7% and 2.9% for the six months ended June 30, 2008 and June 30, 2007, respectively.

Operating Income.  Operating income for the six months ended June 30, 2008 totaled $19,096,932, or 27.1% of revenues.  Operating income for the six months ended June 30, 2007 totaled $12,935,724, or 22.6% of revenues.  The increase in operating income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily a net result of the net increase in “Gross Profit” and the increase in “Operating Expenses,” as discussed above.

Other Income (Expense).  Our other income (expense) for the six months ended June 30, 2008 was an expense of $735,495, as compared to an expense of $98,138 for the six months ended June 30, 2007.  Our increase in other expense is a net result of an increase in equity in net loss of investment, a decrease in interest income, a decrease in interest expense and increase in miscellaneous income, as discussed in “RESULTS OF OPERATIONS – Comparison of the three months ended June 30, 2008 and 2007.”

Changes in Financial Condition for the Six months ended June 30, 2008 Compared to the Fiscal Year ended December 31, 2007.

Assets totaled $83,336,958 on June 30, 2008, as compared to $86,538,195 on December 31, 2007.  Current assets totaled $30,114,021 on June 30, 2008, as compared to $33,920,040 on December 31, 2007.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a net result of an increase in cash from operations, less the $7,175,000 cash used for our member distributions in February 2008, $14,356,139 cash used to retire our long-term debt in April 2008, $4,246,181 used for capital expenditures and construction in process, and $677,800 used for the repurchase of membership units, (ii) a $1,515,442 increase in our restricted cash related to our margin requirement for our derivative instruments, (iii) an increase of $2,884,674 in the asset value of our derivative instruments and (iv) an increase of $2,954,041 in our inventory balance related to our added corn storage capacity.

Our investment assets totaled $993,065 on December 31,2007 as compared to $113,986 on June 30, 2008.  This decrease in our investment assets is the direct result of an impairment loss of $866,000 in our investment in First Missouri Energy LLC.  During April 2008 we determined that the viability in the near future of the First Missouri Energy project was in question.  We based this determination on the proposals to delay, modify or repeal state and federal subsidies and programs which would have a negative impact on the project.

Current liabilities were $4,699,907 on June 30, 2008, as compared to $5,311,894 on December 31, 2007. This decrease is the net result of a decrease in current maturities of long-term debt related to the retirement of our long-term debt, an increase in accounts payable and an increase in accrued liabilities related to increased natural gas costs.  Long term debt, less current maturities, totaled $0 on June 30, 2008, as compared to $13,097,887 on December 31, 2007.  This reduction in long-term debt is also a direct reflection of the retirement of our long-term debt.

Members’ equity totaled $78,637,051 on June 30, 2008, as compared to $68,128,414 on December 31, 2007.  This change is a net result of earnings for the six months less the $7,175,000 membership distribution paid out in February 2008 and $677,800 paid out for the repurchase of membership units during the period.  On June 11, 2007 the board approved up to $1,000,000 to explore/pursue the option of buying back membership units over the following twelve months.  This repurchase program expired in June 2008.  As of June 30, 2008, we had repurchased of a total of 305 membership units for $901,050.

Liquidity and Capital Resources

Comparison of the six months ended June 30, 2008 and 2007

The following table shows cash flows for the six months ended June 30, 2008 and 2007:

	Six months ended June 30
	2008	2007
Net cash provided by operating activities	$15,803,581	$15,938,507
Net cash used in investing activities	$(4,246,181)	$(5,186,990)
Net cash used in financing activities	$(22,208,939)	$(14,962,932)

Cash Flow Provided by Operations.  Our net cash flow provided from operating activities for the six months ended June 30, 2008 was $15,803,581, as compared to $16,082,922 for the same period the previous year.  The decrease in net cash flow provided from operating activities for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to a change in the fair value of our derivative instruments, changes in inventory value related to increasing corn prices and quantity, changes in restricted cash related to our margin deposit requirement and changes to accounts receivable, netted against changes to our equity in net loss of investment, accounts payable, prepaid expenses and accrued liabilities.  Our capital needs are adequately met through cash from our operating activities and our current revolving line of credit.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the six months ended June 30, 2008 constituted expenditures of $3,966,840, as compared to expenditures of $5,186,990 for the six months ended June 30, 2007.

On February 12, 2007, our board approved up to a $10 million investment for an approximate 28% ownership interest in a joint venture, First Missouri Energy LLC, to construct and operate a 55 million gallon capacity ethanol plant at Cape Girardeau, Missouri.  As of June 30, 2008, we have invested $1,155,000 in this project and do not expect to contribute any additional capital.  In April 2008, we determined that the viability of this project in the near future was in question. We based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have a negative impact on this project.  Accordingly, we recorded an impairment loss of approximately $866,000 on this investment in the quarter ended June 30, 2008.  We believe the remaining asset owned by First Missouri Energy LLC, primarily land, is recoverable. The board of First Missouri Energy is currently assessing its options to delay further work and development of the project.

We presently estimate that an additional $25,000,000 will be spent over the next eighteen months for an additional 30 million gallon per year ethanol production facility at our plant site, all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  See “Plant Expansion and Construction in Process” below for details regarding additional debt financing.  We are in the process of determining whether this 30 million gallon facility will be a stand-alone facility or part of an expansion to our existing plant.  Utilizing cash generated from operations for the plant expansion may impact our ability to pay out future member distributions.  Our projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.  We currently estimate the 30 million gallon per year expansion facility will be complete by the first quarter of 2010; however, construction may not stay on schedule and we may not be able to operate at the expanded production levels by the first quarter of 2010.

Cash Flow Used In Financing Activities.  Our net cash flow used in financing activities for the six months ended June 30, 2008 constituted expenditures of $22,208,939, as compared to expenditures of $14,962,932 for the six months ended June 30, 2007.  We used cash to pay down our debt by $14,356,139 and $572,932 during the six months ended June 30, 2008 and June 30, 2007, respectively.  Our payments during the six months ended June 30, 2008 retired our long-term debt.  During the six months ended June 30, 2008, we made cash distributions to our members in the amount of $7,175,000 as compared to $14,390,000 in the six months ended June 30, 2007.  These distributions were funded with cash from operations.  Also, during the six months ended June 30, 2008, we expended $677,800 for the repurchase of membership units, as compared to no membership unit repurchases for the same period in 2007.  See Part II, Item 2 of this report. These repurchases were funded with cash from operations.

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

We have a $5,000,000 revolving line of credit with Farmers & Merchants Union Bank that is secured by substantially all of our assets.  Interest is due monthly on this revolving credit facility.  As of June 30, 2008, we did not have any borrowings on the revolving line of credit.  The interest rate on the revolving line of credit is fixed at 7.4% until May 2011.  There is an annual service fee of $10,000 on the revolving credit agreement.  The revolving line of credit can be terminated prior to its maturity, thereby discontinuing the service fee.  No prepayment fees exist on the revolving credit facility.

Our revolving credit facility is subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.  As of June 30, 2008, we are in compliance with all of our financial debt covenants.  The revolving line of credit remains secured by substantially all of our assets.

Plant Expansion and Construction in Process

We retired our long-term debt with Farmers & Merchants Union Bank on April 24, 2008.  However, we expect to obtain between approximately $19,000,000 and $29,000,000 in additional debt financing over the next twelve months to finance our plant expansion.  In December 2007, we substantially completed an expansion of our plant to 60 million gallons per year (“Phase I” of our expansion).  We gradually brought various components of our capacity expansion online and began operating at our expanded capacity of 60 million gallons per year, the capacity permitted by our construction permit, in July 2008.  However, we expect to operate at less than full capacity during the next several months due to tightening industry margins.  Phase I of our expansion entailed increasing the cook and fermentation system capacity.  As of June 30, 2008, we had incurred approximately $6.7 million in capital expenditures for Phase I, which was the budgeted amount for the expansion.  We funded this amount using cash from operations.

In June 2008, we completed the expansion of our grain storage capacity from 450,000 bushels to 900,000 bushels, a $1,319,000 project funded with cash from operations.

Other plant improvements are currently underway. A new loading system, including a separate loading bay, is under construction in the grain receiving area, a $1,124,000 project also approved by our board on May 10, 2007.  We expect to complete this project in August 2008.  A new distillers grains cooling and conveying system is also underway, a $2,050,000 project approved by our board on June 11, 2007.  We expect to complete this project in August 2008.  Whereas these improvements will not increase capacity and they are not part of our “capacity expansion plans,” they will contribute to operational efficiency and customer service.  All of these projects are in progress and as of June 30, 2008 we had incurred approximately $3,400,000 in construction-in-process costs towards their completion.  Additionally, on June 12, 2008 our board approved moving forward with a corn oil extraction project at an estimated cost of approximately $3,671,300. We expect to fund each of these projects using cash from operations.

We have engaged an engineering firm to assist in developing a plan to add an additional 30 million gallons of production capacity at our plant site (“Phase II” of our expansion).  The estimated cost of this expansion is approximately $35,000,000, although we have not finalized the design and the scope of work at this time.  We expect to finance this amount using between approximately $19,000,000 to $29,000,000 in debt financing and the remainder from cash from operations. Obtaining additional debt financing could limit our ability to make member distributions as they have occurred in the past, especially if cash from operations decreases due to narrowing profit margins. We may not be able to finance our expansion as anticipated. If we are unsuccessful in obtaining debt financing we may seek other alternatives, including equity financing, or, if we fail to obtain either debt or equity financing, we will not be able to construct Phase II of our expansion.  Some capital expenditures have been made towards the areas of this project that have been defined.  On May 10, 2007, the board approved an expenditure of $1,350,000 for the centrifuges, on June 11, 2007 the board approved an expenditure of $16,700,000 for the expansion of the distillation, dehydration, and evaporation (DD&E) system, on January 10, 2008, the board approved an expenditure of $1,250,000 for the addition of a cooling tower, and on March 10, 2008, the board approved an expenditure of $3,150,000 for a regenerative thermal oxidizer (RTO).  As of June 30, 2008, we have incurred construction-in-process costs of approximately $2,900,000 towards Phase II of our expansion, in addition to the $3,400,000 in construction-in-process costs for other projects discussed above. All of the funds expended thus far on our plant expansions and other plant improvements have been from income derived from operations.

Subsequent Events

On July 14, 2008, our board voted to make a cash distribution of $200 per membership unit for a total distribution of $5,695,000 to our unit holders of record as of July 14, 2008.  We expect the distribution to be made on or about August 15, 2008.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We had the following critical accounting estimates as of the three and six months ended June 30, 2008, as compared to December 31, 2007, when we had no critical accounting estimates.

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

Our allowance for doubtful accounts as of June 30, 2008 and December 31, 2007 was $94,000 and $69,000, respectively.  These amounts are based on our historical experience and take into account factors such as our marketing agreements in place for the marketing and sale of all of our ethanol and a portion of our distillers grains, the payment due date for such ethanol and distillers grains relative to when our marketers take possession of the products, and our past success in collecting payment for the ethanol and distillers grains sold pursuant to our marketing agreements.  Because our allowance for doubtful accounts is based in part on our assumption that our future collection of accounts will be similar to our historical experiences, we consider this to be a critical accounting estimate. In the event we are no longer able to effectively market our ethanol and a portion of our distillers grains through our marketers, we may need to consider a greater allowance for doubtful accounts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk, as all of our business is conducted in U.S. Dollars, or to interest rate risk, as the interest rate for our revolving loan commitment is fixed at 7.4% until May 2011.  Our term debt, which also had a fixed interest rate of 7.4%, was retired on April 24, 2008. We use derivative financial instruments as part of an overall strategy to manage market risk.  We use cash, futures and option contracts to hedge changes to the commodity prices of corn and gasoline. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At June 30, 2008 and December 31, 2007, the fair value of our derivative instruments for corn and gasoline is an asset in the amount of $2,889,863 and an asset in the amount of $5,189, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or gasoline. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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

To manage our natural gas price risk, we have entered into forward contracts to purchase approximately 158,900 MMBTU of natural gas through September 2008 at an average price of approximately $12.36 per MMBTU.  We may also purchase additional natural gas requirements for our fiscal year 2008 as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to corn and gasoline price risk. The table presents the fair value of our derivative instruments as of June 30, 2008 and December 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
June 30, 2008	$2,889,863	$(288,986)
December 31, 2007	$5,189	$(519)

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), J.F. Robertson, along with our Chief Financial Officer, (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

We made the following membership unit repurchases during the second quarter of our fiscal year 2008:(1)

Period	Total Number of Units Purchased	Average Price Paid per Unit ($)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs ($)
April 1, 2008 – April 30, 2008	14	$2,900.00	14	$216,050
May 1, 2008 – May31, 2008	15	$2,800.00	15	$174,050
June 1, 2008 – June 30, 2008	27	$2,781.48	27	$98,950
Total	56	$2,816.07	56	$98,950

(1) On June 11, 2007 the board approved expenditures of up to $1,000,000 to pursue the option of redeeming membership units.  Prior to the purchases listed in the table above, the Company had repurchased a total of 249 membership units for a total of $743,350, an average of $2,985.34 per unit.  As of June 30, 2008, the Company had repurchased a total of 305 membership units for a total of $901,050, an average of $2,954.26 per unit.  The unit repurchase program expired on June 10, 2008.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

We held our 2008 annual meeting of the members on April 12, 2008.  The only matter voted upon at our 2008 annual meeting was the election of three directors. A total of 22,519 membership units were represented at the meeting. Each of the three nominees for director was elected. Each nominee for director received votes as follows:

Name	Votes For	Votes Against	Abstain
Jerry H. Franz	15,595	10	90
Kevin M. Roche	15,640	10	45
Berwyn G. Westra	15,615	35	45

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)                               The following exhibits are filed as part of this report:

Exhibit No.	Exhibit

31.1	Certificate pursuant to 17 CFR 240.13a-14(a.)

31.2	Certificate pursuant to 17 CFR 240.13a-14(a.)

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	August 14, 2008	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2008	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)