Form 10-Q
period 2008-09-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2008-11-14
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes o No

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

As of November 10, 2008, there were 28,475 membership units outstanding.

INDEX

Page No.

PART I.     FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.  Controls and Procedures

24

PART II.  OTHER INFORMATION

25

Item 1.  Legal Proceedings

25

Item 1A.  Risk Factors

25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.  Defaults Upon Senior Securities

25

Item 4.  Submission of Matters to a Vote of Security Holders

26

Item 5.  Other Information

26

Item 6.  Exhibits

26

SIGNATURES

26

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 10,040,822	$ 24,759,614
Restricted cash	5,253,737	248,383
Derivative instruments	-	5,189
Accounts receivable, net of allowance for doubtful accounts of $94,000 and $69,000, respectively	3,518,066	5,486,721
Inventory	5,080,528	2,785,264
Prepaid expenses and other current assets	163,879	634,869
Total current assets	24,057,032	33,920,040

Property, Plant and Equipment
Land and land improvements	5,864,889	5,864,889
Office equipment	615,000	567,547
Buildings	2,197,433	2,192,293
Plant and process equipment	54,593,896	52,812,431
	63,271,218	61,437,160
Less accumulated depreciation	16,909,458	12,718,946
	46,361,760	48,718,214
Construction in process	7,869,636	2,906,876
Net property, plant and equipment	54,231,396	51,625,090

Other Assets
Investment	113,986	993,065
Total other assets	113,986	993,065

Total Assets	$ 78,402,414	$ 86,538,195

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$ -	$ 1,258,252
Revolving line of credit	4,000,000
Derivative instruments	3,060,693
Accounts payable	3,036,043	2,841,317
Accounts payable - related party	25,293	417,472
Accrued liabilities	1,313,681	794,853
Total current liabilities	11,435,710	5,311,894

Long-Term Debt, less current maturities	-	13,097,887

Commitments and Contingencies

Members’ Equity, 28,475 and 28,710 units authorized,
issued, and outstanding, respectively	66,966,704	68,128,414

Total Liabilities and Members’ Equity	$ 78,402,414	$ 86,538,195

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations
(Unaudited)

	Quarter Ended	Quarter Ended
	September 30, 2008	September 30, 2007

Revenues, including $35,729 and $140, respectively from related parties	$ 37,876,941	$ 26,579,028

Cost of Goods Sold, including $1,196,593 and $479,717, respectively to related parties	43,318,504	21,667,111

Gross Profit (Loss)	(5,441,563)	4,911,917

Operating Expenses	681,085	690,670

Operating Income (Loss)	(6,122,648)	4,221,247

Other Income (Expense)
Interest income	75,494	288,163
Interest expense	(4,265)	(259,920)
Equity in net loss of investment	-	(23,946)
Miscellaneous income, net	76,072	26,210
Total other income, net	147,301	30,507

Net Income (Loss)	$ (5,975,347)	$ 4,251,754

Weighted Average Units Outstanding - Basic and Diluted	28,475	28,778

Net Income (Loss) Per Unit - Basic and Diluted	$ (209.85)	$ 147.74

Distribution Per Unit - Basic and Diluted	$ 200.00	$ 136.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Revenues, including $97,920 and $272, respectively from related parties	$ 108,302,919	$ 83,768,167

Cost of Goods Sold, including $3,579,894 and $1,597,920, respectively to related parties	92,742,985	64,268,373

Gross Profit	15,559,934	19,499,794

Operating Expenses	2,585,650	2,342,822

Operating Income	12,974,284	17,156,972

Other Income (Expense)
Interest income	451,886	791,084
Interest expense	(334,780)	(801,816)
Equity in net loss of investment	(879,079)	(137,600)
Miscellaneous income	173,779	80,700
Total other expense, net	(588,194)	(67,632)

Net Income	$ 12,386,090	$ 17,089,340

Weighted Average Units Outstanding - Basic and Diluted	28,536	28,780

Net Income Per Unit - Basic and Diluted	$ 434.05	$ 593.79

Distributions Per Unit - Basic and Diluted	$ 450.00	$ 636.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities
Net Income	$ 12,386,090	$ 17,089,340
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,190,512	3,651,801
Allowance for doubtful accounts receivable	25,624	-
Change in fair value of derivative instruments	(6,573,165)	1,239,312
Equity in net loss of investment	879,079	137,600
Changes in operating assets and liabilities:
Restricted cash	(5,005,354)	323,087
Derivative instruments	9,639,047	(1,241,477)
Accounts receivable	1,943,031	1,472,923
Inventory	(2,295,264)	(430,810)
Prepaid expenses and other current assets	470,990	(37,172)
Accounts payable	(197,453)	(700,180)
Accrued liabilities	518,828	(210,889)
Net cash provided by operating activities	15,981,965	21,293,535

Cash Flows from Investing Activities
Capital expenditures	(1,834,059)	(148,928)
Payments for construction in process	(4,962,759)	(7,211,783)
Purchase of investments	-	(1,055,000)
Net cash used in investing activities	(6,796,818)	(8,415,711)

Cash Flows from Financing Activities
Proceeds from revolving line of credit	4,000,000	-
Payments on long term debt	(14,356,139)	(855,365)
Repurchase of membership units	(677,800)	(15,750)
Payment of member distribution	(12,870,000)	(18,304,080)
Net cash used in financing activities	(23,903,939)	(19,175,195)

Net Decrease in Cash and Cash Equivalents	(14,718,792)	(6,297,371)

Cash and Cash Equivalents– Beginning of Period	24,759,614	29,981,331

Cash and Cash Equivalents– End of Period	$ 10,040,822	$ 23,683,960

Supplemental Cash Flow Information

Interest expensed	$ 334,780	$ 755,372
Interest capitalized	12,634	46,444
Total interest paid	$ 347,414	$ 801,816

Noncash Financing Activities

Construction in process purchased by accounts payable	$ 351,761	$ 887,697

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed balance sheet as of December 31, 2007 is derived from audited financial statements. The unaudited interim condensed financial statements of United Wisconsin Grain Producers, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of their financial position and results of operations and cash flows. The results for the three month and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for a full fiscal year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended December 31, 2007 filed on Form 10-K with the SEC.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities.  The Company uses estimates and assumptions in accounting for the following significant matters, among others: allowances for doubtful accounts, useful lives of property and equipment, the fair value of our equity-method investment, and long-lived asset impairments.  Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally sold FOB shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. These fees and commissions, which totaled $719,189 and $296,639 for the nine month periods ended September 30, 2008 and 2007, respectively, are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, recorded based on the net selling price reported to the Company by the marketer. Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 except as noted below, and it did not have a material impact on its financial position and results of operations. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

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

September 30, 2008

instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations or cash flows.

Reclassifications

The presentation of certain items in the condensed statement of operations for the three and nine months ended September 30, 2007 has been changed to conform to the classifications used for the three and nine months ended September 30, 2008. These reclassifications had no effect on net income as previously reported.

2. INVENTORY

Inventory consists of the following:

		September 30, 2008	December 31, 2007
Raw materials		$ 2,603,033	$ 545,467
Supplies		600,647	496,348
Work in process		674,960	412,772
Finished goods		1,201,888	1,330,677
	Total	$ 5,080,528	$2,785,264

3. DERIVATIVE INSTRUMENTS

The Company recorded a liability for derivative instruments related to corn and ethanol option and futures positions of $3,060,693 at September 30, 2008 and an asset of $5,189 at December 31, 2007. None of these open positions, at September 30, 2008 and December 31, 2007 were designated as hedges.

The Company recorded the following combined realized and unrealized gains (losses) on hedging activities:

	Three months ending Sep 30, 2008	Three months ending Sep 30, 2007	Nine months ending Sep 30, 2008	Nine months ending Sep 30, 2007
Combined realized and unrealized gain (loss) on corn hedging activities	($ 5,889,555)	$ 503,339	$ 6,035,092	($ 203,149)
Combined realized and unrealized gain (loss) on ethanol hedging activities	$ 538,106	($ 50,764)	$ 538,073	($ 1,036,136)

Realized and unrealized gains and losses related to derivative contracts that are related to corn purchases are included as a component of cost of goods sold.  Realized and unrealized gains and losses related to derivative contracts that are related to ethanol sales are included as a component of revenues.

The company is required to maintain cash balances at its broker related to derivative instrument positions. At September 30, 2008 and December 31, 2007, restricted cash totaled $5,253,737 and $248,383, respectively, and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008

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

In addition to those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Balance Sheet, we have elected to record an impairment loss of $866,000 in the previous quarter ended June 30, 2008 on our investment in the First Missouri Energy project to record this asset at fair value, as permitted by SFAS 159.  The company based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have a negative impact on this project.  We have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No other events occurred during the first nine months of 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet	Fair Value	Fair Value Measurement Using
	September 30, 2008	September 30, 2008	Level 1	Level 2	Level 3
Derivative Instruments	$(3,060,693)	$(3,060,693)	$(3,060,693)	$-	$-
Other Investments	$113,986	$113,986	$-	$-	$113,986

The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The fair value of the derivative instruments are based on quoted market prices in an active market.

5. BANK FINANCING

On May 25, 2006, the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA. The term debt consisted of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and required monthly payments based on a ten-year amortization beginning July 1, 2006.  As of September 30, 2008 and December 31, 2007, the Company had outstanding debt of $0 and $14,356,139, respectively, on the term debt. As of September 30, 2008 and December 31, 2007, the Company had outstanding debt of $4,000,000 and $0, respectively, on the revolving credit commitment.

On January 10, 2008 the Company voted to retire the balance of the Company’s existing long-term debt with Farmers & Merchants Union Bank. The Company retired the term debt in April 2008.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008

6. MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units. The Company is authorized to issue up to 28,000 membership units in addition to the 1,280 seed capital units issued prior to the Company’s initial registered offering.

On June 11, 2007 the board approved up to $1 million over the next 12 months to explore/pursue the option of redeeming membership units offered for sale at the market price. As of September 30, 2008 the board approved unit redemptions of 305 units totaling $901,050 effective on various dates from September 1, 2007 to June 1, 2008.  The 12 month period expired in June of 2008 and the board has not approved any additional spending for the redemption of membership units.

As of September 30, 2008 and December 31, 2007 the Company had 28,475 and 28,710 membership units outstanding, respectively.

7. COMMITMENTS AND CONTINGENCIES

Corn and Natural Gas Contracts

At September 30, 2008, the Company had forward corn purchase contracts totaling approximately 4.2 million bushels for various delivery periods from October 2008 to December 2009 of which approximately 40% are with members. The prices on these contracts have an average price of $4.93 per bushel or have a basis level established by the CBOT futures between $-.07 and $-0.28. At September 30, 2008, the Company had forward contracts to purchase approximately 540,500 million British thermal units (MMBTU) of natural gas during the months October 2008 through June 2009 at an average price of approximately $8.91 per MMBTU.

Plant Expansion

As of September 30, 2008, the Company incurred $2 million for expansion of the storage, shipping, and receiving in the grains area which is expected to cost $2.4 million in total. The Company also incurred costs of approximately $1.8 million as of September 30, 2008 for a distillers grain cooling and conveying system which is expected to cost approximately $2 million in total. As of September 30, 2008, the Company incurred costs of approximately $1.9 million for a dehydration, distillation, and evaporation system which is expected to cost approximately $18 million in total. As of September 30, 2008 the Company incurred costs of $2.9 million for the addition of a cooling tower and a regenerative thermal oxidizer expected to total $4.4 million in costs.  On July 14, 2008 the Company approved the addition of an oil extraction project expected to cost $3.7 million and had incurred costs of approximately $800,000 as of September 30, 2008.  A portion of these plant expansion assets were placed in service prior to the end of the current quarter.

Other Investments

On February 12, 2007, the board of directors approved up to a $10 million investment in First Missouri Energy, LLC. First Missouri Energy, LLC was formed with the intent to construct a 55 million gallon per year ethanol plant near Cape Girardeau, Missouri.  During April 2008, the Company determined that the viability of this project in the near future was in question. The Company based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have a negative impact on this project. Accordingly, the Company has recorded an impairment loss of approximately $866,000 on this investment in the second quarter of 2008. The Company believes the remaining asset, primarily land, is recoverable. The board of First Missouri Energy is currently assessing its options to delay further work and development of the project.  As of September 30, 2008, the Company invested $1,155,000 in this project. The Company accounts for this investment using the equity method of accounting and recorded a loss on this investment of $0 and $879,079 for the three and nine months ended September 30, 2008, respectively.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008

8. UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during the quarter ending September 30, 2008. These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, historically, average 85-90% of total revenues and corn costs historically average 65-75% of cost of revenues.

The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn.  The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

We anticipate that our results of operations for the remainder of 2008 and into 2009 will continue to be affected by high corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets.  The corn market continues to remain relatively volatile: the market price of December 2008 corn futures has dropped to $4.03 per bushel as of October 31, 2008, as quoted on the Chicago Board of Trade, from a peak spot price of $7.88 per bushel in late June 2008 as quoted by the Chicago Board of Trade.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended September 30, 2008 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2007, including the financial statements and notes and the Management’s Discussion and Analysis contained within that report.

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

•	Changes in general economic conditions or the weather, or the occurrence of certain events causing an impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in total U.S. consumption of gasoline;
•	Fluctuations in petroleum prices;
•	Costs of construction and equipment;
•	Our ability to implement our expansion plans;
•	The loss of, or inability to obtain, any license or permit;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;
•	Our liability resulting from litigation;
•	Our ability to retain key employees and maintain labor relations;
•	Financial impacts of our hedging strategies;
•	Our ability to generate free cash flow to invest in our business and service any debt financing we obtain in the future;
•	Additional ethanol plants built in close proximity to our ethanol facility in south central Wisconsin;
•	The viability of First Missouri Energy LLC, a proposed ethanol production facility in which we have invested;
•	The recoverability of First Missouri Energy’s assets;
•	Changes and advances in ethanol production technology;
•	Competition from alternative fuels and alternative fuel additives; and
•	Other factors described elsewhere in this report.

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

Overview

References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  United Wisconsin Grain Producers, LLC is a Wisconsin limited liability company that manages the business and day-to-day operations of a 60 million gallon per year (“MGY”) ethanol plant near Friesland, Wisconsin.  The ethanol plant was originally constructed as a 40 MGY facility, but in late 2007 the plant’s production capacity was expanded to 60 MGY.  We began operating at this expanded production capacity in July 2008, although we expect to operate at less than full capacity during the next several months due to tightening industry margins.  We anticipate further increasing our production capacity to 90 MGY by the first quarter of 2010; however, tightening industry profit margins have led us to put this additional expansion on hold for the time being and may ultimately lead to a further postponement of the completion date for this expansion.

We have been engaged in the production of ethanol and distillers grains at our plant near Friesland, Wisconsin since May 2005. Our revenues are derived from the sale and distribution of ethanol and distillers grains throughout the continental United States and overseas. In fiscal year 2008, we anticipate producing approximately 53 million gallons of ethanol and 157,000 tons of distillers grains from approximately 18.4 million bushels of corn. However, there is no guarantee that we will be able to operate at these production levels.  Additionally, we may choose not to operate at these production levels due to tightening industry margins.  In the future, we expect to derive additional revenues from the extraction and sale of corn oil.

We are subject to industry-wide factors that affect our operating and financial performance.  Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly corn and natural gas costs.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  However, in 2007 surplus ethanol supplies due to increased industry production capacity put significant downward pressure on ethanol prices, even as unleaded gasoline prices increased.  More recently, ethanol prices have correlated more closely with the price of corn.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, the season, and government policies and programs.  Ethanol prices have steadily decreased since peaking in mid-summer.  The price of distillers grains is generally influenced by supply and demand, seasonal fluctuations and the price of substitute livestock feed, such as corn and soybean meal and other animal feed proteins.  Recently, distillers grains pricing has faced downward pressure due to a reduction in exports.  In addition, our revenues are also impacted by factors such as our dependence on one or a few major customers who purchase and distribute our primary product; the intensely competitive nature of our industry; possible legislative changes at the federal, state and/or local level and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  Corn prices have declined from their record high prices in mid-summer but still remain at higher than historical averages.  The cost of corn is affected primarily by the market’s perception of supply and demand factors such as crop production, industry year-end inventories, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself has increased the average price of corn and is expected to continue to support the increased average price of corn as the global demand for corn continues to rise.

Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the production areas, production disruption, storage levels, pipeline capacity and weather in use areas.  In early 2008 we experienced significantly higher natural gas prices than in the past; however, most recently these prices have begun to decline along with energy prices generally.  Natural gas prices continue to remain above historical averages and we expect the price of natural gas to continue to correlate with the energy spectrum in general.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

We expect to fund our operations during the next twelve months using cash flow from continuing operations, our existing line of credit and additional debt financing.  We expect to continue ongoing research and development activities in the next twelve months in the form of commissioning studies on internal energy generation in conjunction with our plant production capacity increases, in particular the possibility of using post-fermentation corn solids or other renewable fuel as an energy source, thereby offsetting our natural gas usage.  Due to this ongoing evaluation and analysis work, we have postponed the commencement date for the planned 60 to 90 MGY capacity increase (“Phase II” of our expansion) because our energy technology choice will impact the design of the additional 30 MGY of capacity.  Tightening industry profit margins have also delayed the planned start date of our Phase II expansion.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.   The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  The bill also extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.  The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standard.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008 (Unaudited)		Three months ended September 30, 2007 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$37,876,941	100.0	$26,579,028	100.0

Cost of Goods Sold	$43,318,504	114.4	$21,667,111	81.5

Gross Profit (Loss)	$(5,441,563)	(14.4)	$4,911,917	18.5

Operating Expenses	$681,085	1.8	$690,670	2.6

Operating Income (Loss)	$(6,122,648)	(16.2)	$4,221,247	15.9

Other Income	$147,301	0.4	$30,507	0.1

Net Income (Loss)	$(5,975,347)	(15.8)	$4,251,754	16.0

Revenues.  Revenues from operations for the three months ended September 30, 2008 totaled $37,876,941.  In the three months ended September 30, 2008 ethanol comprised approximately 86% of our revenues and distillers grain sales (DGS) comprised approximately 14% of our revenues.  Revenues from operations for the three months ended September 30, 2007 totaled $26,579,028 of which ethanol comprised approximately 87% and distillers grains comprised approximately 13%.  The 42.5% increase in revenues for the three months ended September 30, 2008 as compared to the same period in the previous year is due to a 5% increase in gallons sold, a 6% increase in tons of distillers grain sold, a 31% increase in the price of ethanol and a 47% increase in the price of distillers grains.

The volume of ethanol sold in the three months ended September 30, 2008 increased by 5% over the same quarter in 2007.  This volume increase is due to the planned increase in production capacity resulting from the plant expansion substantially completed in December 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plant Expansion and Construction in Process.” Our 6% increase in the amount of distillers grains sold also resulted from our increased production capacity.

The price of ethanol in the three months ended September 30, 2008 was up approximately 31% from the price for the three months ended September 30, 2007.  Ethanol prices have recently declined from their record highs in July this year, but remain at high levels compared to historical averages.  Management currently expects short-term and mid-term ethanol prices to remain higher than historical averages due to a continued demand for ethanol resulting from the economic incentive for gasoline blenders to blend ethanol and the Renewable Fuel Standard’s ethanol blending requirement.  However, management believes the industry will need to continue to grow demand in order to increase or sustain current prices.  According to the Renewable Fuels Association, as of October 23, 2008 there were 178 ethanol plants in operation nationwide with the capacity to produce more than 10.95 billion gallons of ethanol annually, with an additional 26 new plants and five expansions under construction expected to add an additional estimated 2.8 billion gallons of annual production capacity in the next 12 to 18 months.  Unless this new supply is equally met with increased demand, ethanol prices may be pressured downward.  If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.

Our revenues include a gain of $538,106 for the three months ended September 30, 2008 and a loss of $50,764 for the three months ended September 30, 2007, related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes, affecting our financial performance.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.   These instruments are the primary tools of our risk management program for ethanol revenues.

The sales prices for our distillers grains for the three months ended September 30, 2008 were up 47% from the three months ended September 30, 2007.  During the quarter ended September 20, 2008, the rising cost of corn and other alternative feed sources pushed distillers grains prices upward.  However, more recently, decreased corn prices and decreased demand from export markets has placed downward pressure on distillers grains prices.  Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources changes significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grains prices.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three months ended September 30, 2008 totaled $43,318,504 as compared to $21,667,111 for the three months ended September 30, 2007.  The 100% increase in cost of goods sold in the three months ended September 30, 2008 as compared to the same period in 2007 is primarily a result of an 85% increase in the cost of corn, a 68% increase in the cost of natural gas, and a $5,889,555 loss related to our corn derivative instruments discussed below.

The average corn price for the three months ended September 30, 2008 was 74% higher than the average for the three months ended September 30, 2007.  We used 7% more corn during the three months ended September 30, 2008 as compared to the same period in 2007 as a result of our increased production capacity.  Corn prices remain higher than historical averages but have continued to trend lower since peaking in mid-summer.  The commodity markets have been weakened due to concerns surrounding the global economic slowdown.  Additionally, recent crop production reports indicate a potentially larger corn inventory than earlier anticipated due to lower exports, lower domestic demand than expected earlier this year, and better than anticipated yield.  Continued pressure on ethanol margins may further reduce the domestic demand for corn.  These factors may lead to continued downward pressure on corn prices.  However, we expect our cost of feedstock to continue to remain higher than historic levels.

Our cost of goods sold includes a loss of $5,889,555 for the three months ended September 30, 2008 related to our corn derivative instruments as compared to a $503,399 gain for the three months ended September 30, 2007.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the

timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.

Natural gas is also an important input to our manufacturing process.  The price of our natural gas increased 70% for the three months ended September 30, 2008 as compared to the same period in 2007.  The volume of natural gas we used in the three months ended September 30, 2008 was down 1% from the same period in 2007. The increase in price and decrease in volume required resulted in a 68% net increase in the cost of natural gas in the three months ended September 30, 2008 as compared to the same period in 2007. We estimate that our natural gas usage is approximately 140,000 million British thermal units ("MMBTU") per month when operating at a production rate of 60 million gallons per year.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Over the past two to three years natural gas has been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  Although natural gas prices have declined from their recent peak in July, they remain higher than historical averages and we expect natural gas prices will remain volatile into the near future as a result of instability in energy prices generally.  Heightened natural gas prices will continue to have a negative impact on our cost of goods sold. We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with them on an ongoing basis to mitigate our exposure to volatile gas prices.   We have secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day and are working towards securing additional pipeline capacity to accommodate our recent expansion.

Gross Margin.  Gross margin for the three months ended September 30, 2008 was a loss of $5,441,563, a 211% decrease from the gross profit of $4,911,917 for the three months ended September 30, 2007.  This decrease is due to the $5,889,555 loss recognized from our corn derivative instruments, the 85% increase in the cost of corn, and the 68% increase in the cost of natural gas (see “Cost of Goods Sold” above), partially offset by the 31% increase in the price of ethanol, the 5% increase in gallons of ethanol sold, the 47% increase in the price of distillers grains and the 6% increase in tons of distillers grains sold (see “Revenues” above).

In the three months ended September 30, 2008, our ethanol-corn price spread was approximately $0.87, as compared to a spread of approximately $1.89 for the same period in 2007, a 54% decrease.  This decrease in the corn-ethanol spread, coupled with our increase in natural gas costs and the hedge loss we recognized in the three months ended September 30, 2008, resulted in a gross deficit of $5,441,563, or 14% of sales, as compared to a gross profit of 18% of sales for the three months ended September 30, 2007.  We calculate our spread as the price we receive per gallon of ethanol, multiplied by the number of gallons of ethanol produced per bushel of corn, minus the price we paid per bushel of corn.  The calculation of our spread does not take into account sales of distillers grains or expenses from inputs other than corn, including the natural gas we use to dry our distillers grains.  The spread between the price we receive for our products and the costs of our raw materials may continue to decrease in the future.  The rapidly increasing supply of ethanol may outpace the demand for ethanol, placing additional downward pressure on our selling price and further eroding our margins.  The increased production of ethanol from corn in the industry may contribute to the already increasing demand for corn and exceed the supply of corn, increasing our cost of corn and reducing our profit margin.  A decrease in profit margin will adversely affect our financial performance.

Operating Expenses.  Operating expenses were $681,085 for the three months ended September 30, 2008 as compared to $690,670 for three months ended September 30, 2007.    Operating expenses as a percentage of revenues were 1.8% and 2.6% for the three months ended September 30, 2008 and September 30, 2007, respectively.

Operating Income (Loss).  Operating loss for three months ended September 30, 2008 totaled $6,122,648, or a loss of 16% of revenues.  Operating income for the three months ended September 30, 2007 totaled $4,221,247, or a gain of 16% of revenues.  The decrease in operating income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily a result of the net decrease in “Gross Margin” (discussed above).

Other Income (Expense).  Our other income (expense) for the three months ended September 30, 2008 was income of $147,301 as compared to income of $30,507 for the three months ended September 30, 2007.  Our other income (expense) items for the three month periods ended September 30, 2008 and September 30, 2007 consisted primarily of interest income, interest expense and net miscellaneous income.  Our decrease in interest expense is attributable to the retirement of our long-term debt in April 2008.  Our decrease in interest income is the result of utilizing interest-bearing cash to retire our debt.

Comparison of the nine months ended September 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30, 2008 (Unaudited)		Nine months ended September 30, 2007 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$108,302,919	100.0	$83,768,167	100.0

Cost of Goods Sold	$92,742,985	85.6	$64,268,373	76.7

Gross Profit	$15,559,934	14.4	$19,499,794	23.3

Operating Expenses	$2,585,650	2.3	$2,342,822	2.8

Operating Income	$12,974,284	12.1	$17,156,972	20.5

Other Expense	$(588,194)	(0.5)	$(67,632)	(0.1)

Net Income	$12,386,090	11.4	$17,089,340	20.4

Revenues.  Revenues from operations for the nine months ended September 30, 2008 totaled $108,302,919, as compared to $83,768,167 for the nine months ended September 30, 2007.  The 29% increase in revenues for the nine months ended September 30, 2008 as compared to the same period in the previous year is primarily due to a 4% increase in ethanol production, a 17% increase in ethanol prices, a 7% increase in distillers grain sales, and a 58% increase in distillers grain prices.  For further discussion regarding our increase in revenue, see “RESULTS OF OPERATIONS – Comparison of the three months ended September 30, 2008 and 2007.”

Cost of Goods Sold.  Our cost of goods sold for the nine months ended September 30, 2008 totaled $92,742,985, as compared to $64,268,373 for the nine months ended September 30, 2007.  The 44% increase in cost of goods sold for the nine months ended September 30, 2008 as compared to the same period in the previous year is primarily due to a 71% increase in the cost of corn and a 47% increase in the cost of natural gas, partially offset by a $6,035,092 gain from our corn hedging activities.  For further discussion regarding our increase in cost of goods sold, see “RESULTS OF OPERATIONS – Comparison of the three months ended September 30, 2008 and 2007.”

Gross Profit.  Gross profit for the nine months ended September 30, 2008 was $15,559,934, a 20% decrease from the gross profit of $19,499,794 for the nine months ended September 30, 2007.  This decrease is due primarily to the increases in the price of our raw materials (primarily corn and natural gas) outpacing the increase in the selling price of our ethanol and distillers grains.  These decreases were partially offset by the derivative gains discussed above.  For further discussion, see “RESULTS OF OPERATIONS – Comparison of the three months ended September 30, 2008 and 2007.”

In the nine months ended September 30, 2008, our ethanol-corn price spread was approximately $1.42, as compared to a spread of approximately $2.39 for the same period in 2007, a 41% decrease. For a further discussion regarding the calculation of our spread, see “RESULTS OF OPERATIONS – Comparison of the three months ended September 30, 2008 and 2007.”

Operating Expenses.  Operating expenses were $2,585,650 for the nine months ended September 30, 2008 as compared to $2,342,822 for the nine months ended September 30, 2007.  The increase in operating expenses is a result of increased general and administrative expenses.  Operating expenses as a percentage of revenues were 2.3% and 2.8% for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Operating Income.  Operating income for the nine months ended September 30, 2008 totaled $12,974,284, or 12.1% of revenues.  Operating income for the nine months ended September 30, 2007 totaled $17,156,972, or 20.4% of revenues.  The decrease in operating income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily a net result of the decrease in “Gross Profit” and increase in “Operating Expenses,” as discussed above.

Other Expense.  Our other expense for the nine months ended September 30, 2008 was an expense of $588,194, as compared to an expense of $67,632 for the nine months ended September 30, 2007.  Our increase in other expense is a net result of an increase in equity in net loss of investment, a decrease in interest income, a decrease in interest expense and increase in miscellaneous income, as discussed in “RESULTS OF OPERATIONS – Comparison of the three months ended September 30, 2008 and 2007.”

Changes in Financial Condition for the Nine months ended September 30, 2008 Compared to the Fiscal Year ended December 31, 2007.

Assets totaled $78,402,414 on September 30, 2008, as compared to $86,538,195 on December 31, 2007.  Current assets totaled $24,057,032 on September 30, 2008, as compared to $33,920,040 on December 31, 2007.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a net result of an increase in cash from operations, less the $12,870,000 cash used for our member distributions in February and August 2008, $14,356,139 cash used to retire our long-term debt in April 2008, $6,796,818 used for capital expenditures and construction in process, $677,800 used for the repurchase of membership units and $4,000,000 in proceeds from our revolving line of credit, (ii) a $5,005,354 increase in our restricted cash related to our margin requirement for our derivative instruments, (iii) a decrease of $3,065,882 in the asset value of our derivative instruments and (iv) decreases in accounts receivable and prepaid expenses and other current assets, netted against an increase in inventory.

Our investment assets totaled $993,065 on December 31,2007 as compared to $113,986 on September 30, 2008.  This decrease in our investment assets is the direct result of an impairment loss of $866,000 in our investment in First Missouri Energy LLC.  During April 2008 we determined that the viability of the First Missouri Energy project in the near future was in question.  We based this determination on the proposals to delay, modify or repeal state and federal subsidies and programs which would have a negative impact on the project.

Current liabilities were $11,435,710 on September 30, 2008, as compared to $5,311,894 on December 31, 2007. This increase is a net result of a decrease in current maturities of long-term debt related to the retirement of our long-term debt, a $4,000,000 increase in our revolving line of credit, and an increase in accrued liabilities.  Long term debt, less current maturities, totaled $0 on September 30, 2008, as compared to $13,097,887 on December 31, 2007.  This reduction in long-term debt is also a direct reflection of the retirement of our long-term debt.

Members’ equity totaled $66,966,704 on September 30, 2008, as compared to $68,128,414 on December 31, 2007.  This change is a net result of earnings for the nine months less the $12,870,000 membership distribution paid out in February and August 2008 and $677,800 paid out for the repurchase of membership units during the period.  On June 11, 2007 the board approved up to $1,000,000 to explore/pursue the option of buying back membership units over the following twelve months.  This repurchase program expired in June 2008.  As of September 30, 2008, we had repurchased of a total of 305 membership units for $901,050 since the inception of the repurchase program.

Liquidity and Capital Resources

Comparison of the nine months ended September 30, 2008 and 2007

The following table shows cash flows for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30
	2008	2007
Net cash provided by operating activities	$15,981,965	$21,293,535
Net cash used in investing activities	$(6,796,818)	$(8,415,711)
Net cash used in financing activities	$(23,903,939)	$(19,175,195)

Cash Flow Provided by Operations.  Our net cash flow provided from operating activities for the nine months ended September 30, 2008 was $15,981,965, as compared to $21,293,535 for the same period the previous year.  The decrease in net cash flow provided from operating activities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to a decrease in our net income, a change in the fair value of our derivative instruments, changes in inventory value related to increasing corn prices and quantity and the reclassification of supplies as inventory and changes in restricted cash related to our margin deposit requirement, netted against changes to our equity in net loss of investment related to our investment in First Missouri Energy LLC, changes in accounts payable and accounts receivable related to the timing of our payables and receivables, changes in prepaid expenses and other current assets related to the reclassification of supplies as inventory and changes in accrued liabilities related to our employee high earnings reward program.  Our capital needs are adequately met through cash from our operating activities and our current revolving line of credit.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the nine months ended September 30, 2008 constituted expenditures of $6,796,818, as compared to expenditures of $8,415,711 for the nine months ended September 30, 2007.

On February 12, 2007, our board approved up to a $10 million investment for an approximate 28% ownership interest in a joint venture, First Missouri Energy LLC, to construct and operate a 55 million gallon capacity ethanol plant at Cape Girardeau, Missouri.  As of September 30, 2008, we have invested $1,155,000 in this project and do not expect to contribute any additional capital.  In April 2008, we determined that the viability of this project in the near future was in question. We based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have a negative impact on this project.  Accordingly, we recorded an impairment loss of approximately $866,000 on this investment in the quarter ended June 30, 2008.  We believe the remaining asset owned by First Missouri Energy LLC, primarily land, is recoverable. The board of First Missouri Energy is currently assessing its options to delay further work and development of the project.

We presently estimate that an additional $35,000,000 will be required to construct Phase II of our capacity expansion, all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  See “Plant Expansion and Construction in Process” below for details regarding additional debt financing.  We expect that Phase II of our expansion will provide additional ethanol production capacity of 30 million gallons per year at our Friesland plant site.  Tightening industry profit margins have led us to put this expansion on hold for the time being.  Utilizing cash generated from operations for the plant expansion, if and when we proceed with the expansion, may impact our ability to pay out future member distributions.  Our financial projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.  We currently estimate the 30 million gallon per year expansion facility will be complete by the first quarter of 2010; however, construction may not stay on schedule and we may not be able to operate at the expanded production levels by the first quarter of 2010.

Cash Flow Used In Financing Activities.  Our net cash flow used in financing activities for the nine months ended September 30, 2008 constituted expenditures of $23,903,939, as compared to expenditures of $19,175,195 for the nine months ended September 30, 2007.  We used cash to pay down our debt by $14,356,139 and $855,365 during the nine months ended September 30, 2008 and September 30, 2007, respectively.  Our payments during the nine months ended September 30, 2008 retired our long-term debt.  During the nine months ended September 30, 2008, we made cash distributions to our members in the amount of $12,870,000 as compared to $18,304,080 in the nine months ended September 30, 2007.  These distributions were financed with cash from operations.  Also, during the nine months ended September 30, 2008, we expended $677,800 for the repurchase of membership units, as compared to $15,750 for the same period in 2007.  During the nine months ended September 30, 2008, we borrowed $4,000,000 against our revolving line of credit, as compared to no borrowings against our revolving line of credit during the same period in 2007.

We expect to have sufficient cash from cash flow generated by continuing operations, our revolving line of credit, cash reserves and the debt financing we expect to obtain for our additional production expansion.  See “Plant Expansion and Construction in Process” below.  A cash shortage may impact our ability to pay out future member distributions.  In the event of a cash shortage, in addition to seeking additional debt financing we may also consider seeking equity financing.  If we fail to obtain either debt or equity financing, we will not be able to construct Phase II of our expansion.

Short-Term and Long-Term Debt Sources

On January 10, 2008 our board voted to retire the balance of our existing long-term debt with Farmers & Merchants Union Bank.  The term loan was subsequently retired on April 24, 2008 using primarily cash from operations.  If we decide to pursue our Phase II expansion project, we will need to obtain additional debt financing of between approximately $19,000,000 and $29,000,000 over the next twelve months to finance our additional production capacity.  See “Plant Expansion and Construction in Process” below.

We have a $5,000,000 revolving line of credit with Farmers & Merchants Union Bank.  Interest is due monthly on this revolving credit facility.  As of September 30, 2008, we had borrowings of $4,000,000 on the revolving line of credit.  The interest rate on the revolving line of credit is fixed at 7.4% until May 2011.  There is an annual service fee of $10,000 on the revolving credit agreement.  The revolving line of credit can be terminated prior to its maturity, thereby discontinuing the service fee.  No prepayment fees exist on the revolving credit facility.

Our revolving credit facility is subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   As of September 30, 2008, we are in compliance with all of our financial debt covenants.  The revolving line of credit is secured by substantially all of our assets.

Plant Expansion and Construction in Process

We retired our long-term debt with Farmers and Merchants Bank on April 24, 2008.  In December 2007, we substantially completed an expansion of our plant capacity to 60 million gallons (“Phase I” of our expansion).  Phase I of our expansion increased the capacity of our grind, cook and fermentation systems.  This work was completed on budget ($6.7 million) and financed entirely with cash from operations.  Phase I of our expansion was completed under a Wisconsin Department of Natural Resources construction permit that raised our production limit to 60 million gallons.

We completed the expansion of our grain storage facility from 450,000 bushels to 900,000 bushels in July 2008.  This project was completed on budget ($1,319,000) and financed with cash from operations.  We completed the construction of a new cooling tower in September 2008.  This project was completed on budget ($1,250,000) and financed with cash from operations.  We also completed the purchase and installation of additional centrifuges in September 2008.  This project was completed on budget ($1,350,000) and financed with cash from operations.

Our Board approved $1,124,000 for an expansion of our grain shipping and receiving area on May 10, 2007.  This project is approximately 90% complete and is expected to be completed in November 2008.  We expect to finance this project entirely with cash from operations.  Our Board approved $2,050,000 for a new DDGS transportation and cooling system on June 11, 2007.  This project is approximately 90% complete and is expected to be completed in November 2008.  We expect to finance this project entirely with cash from operations.  Our Board approved $3,150,000 for a regenerative thermal oxidizer (RTO) on March 10, 2008.  This project is approximately 30% complete and is expected to be completed in April 2009.  We expect to finance this project entirely with cash from operations.  Our Board approved $3,671,300 for a corn oil extraction system project on July 14, 2008.  This project is approximately 20% complete and is expected to be completed in April 2009.  We expect to finance this project entirely with cash from operations.

Phase II of our expansion involves the distillation and downstream processing of addition “beer,” the product removed from the fermentors after fermentation is complete.  The total estimated cost of this work, which will increase plant capacity by 30 million gallons, is $35,000,000.  The Board approved $16,700,000 for the development, design and completion of the distillation, dehydration and evaporation components of the Phase II expansion project on June 11, 2007.  The project is approximately 5% complete.  We have paid for the work to date with cash from operations.  Phase II of our expansion is presently on hold due to management’s decision to re-examine the energy source and review new technology, and due to the recent erosion of industry profit margins.  Should this project move forward, the Company expects to finance the project with approximately 80% debt financing and approximately 20% cash from operations.  If we are unsuccessful in obtaining debt financing, we will not be able to construct Phase II of our expansion.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We have the following critical accounting estimates as of the three and nine months ended September 30, 2008.

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

Our allowance for doubtful accounts as of September 30, 2008 and December 31, 2007 was $94,000 and $69,000, respectively.  These amounts are based on our historical experience and take into account factors such as our marketing agreements in place for the marketing and sale of all of our ethanol and a portion of our distillers grains, the payment due date for such ethanol and distillers grains relative to when our marketers take possession of the products, and our past success in collecting payment for the ethanol and distillers grains sold pursuant to our marketing agreements.  Because our allowance for doubtful accounts is based in part on our assumption that our future collection of accounts will be similar to our historical experiences, we consider this to be a critical accounting estimate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below.  We have no exposure to foreign currency risk, as all of our business is conducted in U.S. Dollars, or to interest rate risk, as the interest rate for our revolving loan commitment is fixed at 7.4% until June 1, 2011.  Our term debt, which also had a fixed interest rate of 7.4%, was retired on April 24, 2008. We use derivative financial instruments as part of an overall strategy to manage market risk.  We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, and our reliance on sales of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of derivative instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, they are not designated as such for hedge accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase or sale being hedged.  We mark to market our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized.  We recognize such gains and losses in our revenues (ethanol) and costs of goods sold (corn and natural gas) because we believe this best matches the corresponding gain or loss with the proper line item.

The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  At September 30, 2008 and December 31, 2007, the fair value of our derivative instruments for corn, natural gas and ethanol is a liability in the amount of $3,060,693 and an asset in the amount of $5,189, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by fluctuations in the price of corn, natural gas or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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

We estimate that our expected corn usage (without taking into account our additional expansion plans) is approximately 21.5 million bushels per year for the production of 60 million gallons of ethanol.  At September 30, 2008, we have price protection in place for a portion of our expected corn usage through December 2009 using forward contracts, CBOT futures and options and over-the-counter option contracts.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward, additional price protection may be required to solidify our margins.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

To manage our ethanol price risk, our hedging strategy is designed to establish a price floor for our ethanol sales.  We manage our ethanol price risk with forward purchase contracts, swaps and options, which allow us to effectively offset decreases in the market price of ethanol.

To manage our natural gas price risk, as of September 30, 2008, we have entered into forward contracts to purchase approximately 540,500 MMBTU of natural gas through June 2009 at an average price of approximately $8.91 per MMBTU.  We may also purchase additional natural gas requirements for our fiscal year 2008 as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. The table presents the fair value of our derivative instruments as of September 30, 2008 and December 31, 2007 and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.  The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

	Fair Value	Effect of Hypothetical Adverse Change — Market Risk
September 30, 2008	$ (3,060,693)	$ (306,069)
December 31, 2007	$ 5,189	$ (519)

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), J.F. Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the forms and rules of the Securities and Exchange Commission; and in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.

 Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of our directors that could result in the commencement of material legal proceedings.

Item 1A.  Risk Factors

The following Risk Factors are provided due to material changes from the Risk Factors previously disclosed in the Company's Annual Report on Form 10-K.  The Risk Factors set forth below should be read in conjunction with the Risk Factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2007, included in the Company's Annual Report on Form 10-K.

Decreasing gasoline prices may negatively impact the selling price of ethanol, which could reduce our ability to operate profitably.  The price of ethanol tends to change in relation to the price of gasoline.  Recently, as a result of a number of factors including a slowing world economy, the price of gasoline has decreased.  In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased.  Decreases in the price of ethanol reduce our revenue.  If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol, which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of cellulosic ethanol be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce, which could negatively affect our profitability.  Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry.  This negative media attention has focused on the effect ethanol production has on domestic and foreign food prices.  Ethanol production has previously received favorable coverage by the news media, which may have increased demand for ethanol.  The negative perception of ethanol production may have a negative effect on demand for ethanol, which could decrease the price we receive for our ethanol.  Decreases in the selling price of ethanol may have a negative effect on our financial condition.

Volatile market conditions may have a severe impact on our operations.  Recent volatile market conditions, particularly in commodities markets, may have a severe impact on our revenues and cost of goods sold.  Our operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn.  The price of corn has been particularly volatile.  The market price of December 2008 corn futures has dropped to $4.03 per bushel as of October 31, 2008, as quoted on the Chicago Board of Trade, from a peak spot price of $7.88 in late June 2008, as quoted by the Chicago Board of Trade.  Continued volatility may result in difficulties in managing our market risk through derivative financial instruments or lead to unfavorable margins in the ethanol industry in general, which would have a negative impact on our operations.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	November 14, 2008	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2008	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)