Form 10-K
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2009-03-20
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

_________________________

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2008

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
☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes

☒  No

The aggregate market value of the membership units held by non-affiliates of the registrant at December 31, 2008, was $23,735,000.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($1,000.00 per unit).

As of March 1, 2009, there were 28,475 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

INDEX

Page No.

PART I

6

ITEM 1.

BUSINESS

6

ITEM 1A.

RISK FACTORS

20

ITEM 2.

PROPERTIES

26

ITEM 3.

LEGAL PROCEEDINGS

26

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

26

PART II

                                                                                                                                                                                           27

ITEM 5.

MARKET FOR REGISTRANT’S MEMBERSHIP UNITS, RELATED MEMBER
MATTERS AND ISSUER PURCHASES OF MEMBERSHIP UNITS

27

ITEM 6.

SELECTED FINANCIAL DATA

30

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

30

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

41

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

43

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

62

ITEM 9A(T).

CONTROLS AND PROCEDURES

62

ITEM 9B.

OTHER INFORMATION

63

PART III

63

PART IV

64

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

64

SIGNATURES

66

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn and natural gas;
•	The availability of credit to support capital improvements, development, expansion and operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Results of our hedging transactions and other risk management strategies;
•	Decreases in the market prices of ethanol and distillers grains;
•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Our ability to generate sufficient liquidity to fund our operations and capital expenditures;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Effects of mergers, consolidations or contractions in the ethanol industry;
•	Competition from alternative fuel additives;
•	Our liability resulting from litigation;
•	Our reliance on third parties to market our products;
•	The loss of, or our inability to obtain, any license or permit;
•	Our ability to retain key employees and maintain labor relations;
•	Volatile commodity and financial markets; and
•	Other factors described elsewhere in this report.

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.uwgp.com, under “Company Information -- Financial Information,” which includes links to reports we have filed with the Securities and Exchange Commission, including annual, quarterly and current reports. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I.

ITEM 1.  BUSINESS.

Business Development

References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  United Wisconsin Grain Producers, LLC was formed as a Wisconsin limited liability company on November 2, 2001.  The Company manages the business and day-to-day operations of an ethanol plant near Friesland, Wisconsin.  Construction of the ethanol plant was substantially completed and operations commenced in May 2005.  The ethanol plant was originally constructed as a 40 million gallon per year facility.  In December 2007, we substantially completed an expansion that increased our production capacity to approximately 60 million gallons of ethanol per year.  We began operating at this expanded production capacity in July 2008; however, in September 2008 we began operating at less than full capacity due to tightening industry margins.  We may continue to operate at levels less than full capacity as the ethanol industry undergoes supply and demand corrections.  We expect to fund our operations during the next 12 months using cash flow from continuing operations and our revolving line of credit.

We anticipate further increasing our production capacity in the future to 90 million gallons per year; however, this additional expansion has been put on hold indefinitely pending management’s review of new technologies and due to the recent erosion of industry profit margins.

Our revenues are derived from the sale and distribution of ethanol and distillers grains throughout the continental United States, Canada, and overseas. In fiscal year 2008, we produced approximately 53 million gallons of ethanol and 157,000 tons of distillers grains from approximately 18.6 million bushels of corn. However, there is no guarantee that we will continue to operate at these production levels.  Additionally, we may choose not to operate at these production levels due to tightening industry margins.  The price of ethanol has historically fluctuated with the price of petroleum-based products such as unleaded gasoline and crude oil.  The price of distillers grains is primarily influenced by the price of corn as a substitute feed.  Although we expect these price relationships to continue in the foreseeable future, recent volatility in the commodities markets makes historical price relationships less reliable.  In the future, we also expect to derive additional revenues from the extraction and sale of corn oil.  We expect to complete our corn oil extraction project and begin marketing corn oil in our second fiscal quarter of 2009.

Our two largest costs of production are corn and natural gas.  The cost of corn is affected by geopolitical supply and demand factors and the outcome of our risk management strategies.  Natural gas prices fluctuate with the energy complex in general, crude oil and unleaded gasoline.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

We completed the expansion of our grain storage facility from 450,000 bushels to 900,000 bushels in July 2008.  We also completed the construction of a new cooling tower and the installation of additional centrifuges in September 2008.  Additionally, we completed the expansion of our grain shipping and receiving area in November 2008.  We purchased and installed a new distillers grains transportation and cooling system in December 2008.  Ongoing projects include the addition of a regenerative thermal oxidizer and a corn oil extraction system.  We expect to complete both of these projects in May 2009.  Please refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Plant Expansion and Construction in Process” for further information regarding these projects.

Financial Information

Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets and liabilities and “Item 8 — Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Principal Products and Markets

The principal products we produce at our plant are fuel grade ethanol and distillers grains.  We also expect to begin extracting and marketing corn oil in our second fiscal quarter in 2009, following the completion of our corn oil extraction system.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products. The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders. The principal markets for our ethanol are petroleum terminals in the continental United States.

For our fiscal years ended December 31, 2008, 2007 and 2006, revenues from sales of ethanol, net of derivative activity, were approximately 84%, 89% and 91% of total revenues, respectively.

Distillers Grains

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  The dry mill ethanol processing used by the plant results in two forms of distiller grains: Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DMWS is processed corn mash that has been dried to approximately 50% moisture.  DMWS have a shelf life of approximately ten days and are often sold to nearby markets.  DDGS is processed corn mash that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  At our plant, the composition of the distillers grains we produce is approximately 27% DMWS and 73% DDGS.

For our fiscal years ended December 31, 2008, 2007 and 2006, revenues from sales of distillers grains, net of derivative activity, were approximately 15%, 12% and 10% of total revenues, respectively.

Principal Product Markets

As described below in “Distribution of Principal Products”, we market and distribute all of our ethanol and a portion of our DDGS through professional third party marketers.  We independently market our DMWS and a portion of our DDGS to local livestock producers.  For our products marketed by professional third party marketers, our marketers make all decisions with regard to where our products are marketed.  Our ethanol and distillers grains are primarily sold in the domestic market.  As distillers grains become more accepted as an animal feed substitute throughout the world, distillers grains exporting may increase.

We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets.  However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution of Principal Products

Our ethanol plant is located near Friesland, Wisconsin in Columbia County, in south-central Wisconsin.  We selected the Friesland site because of its location to existing grain production, accessibility to road and rail transportation and its close proximity to major highways that connect to major population centers.

Ethanol Distribution

Noble Americas Corp. (“Noble”) markets and distributes all of the ethanol we produce at the plant.  We entered into an ethanol marketing agreement (the “Noble Agreement”) with Noble in December 2007.  The Noble Agreement has an initial term of two years, with automatic renewals for additional periods of two years unless either party provides notice of termination to the other party at least 180 days prior to the expiration of the initial term or any subsequent renewal term.  Under the Noble agreement, Noble enters into sales agreements with third parties for the sale of the ethanol produced by us.  We then receive the amount paid per gallon by such third parties, less transportation costs, certain other costs and fees and a fixed per-gallon marketing fee paid to Noble.

Distillers Grains Distribution

We entered into a marketing agreement (the “CHS Agreement”) with CHS Inc. for the purpose of marketing and selling the DDGS we ship by rail.  For the DDGS marketed and sold by CHS Inc., we receive a percentage of the sales price invoiced by CHS Inc. less freight costs incurred by CHS Inc.  The CHS Agreement became effective on October 1, 2007.  The CHS Agreement will remain in effect until terminated by either party by providing at least 90 days notice to the other party to the agreement.

We independently market and sell our DDGS not shipped by rail, as well as all of the DMWS we produce, directly to nearby livestock producers.  We have the discretion to determine how much DMWS we produce relative to DDGS and the quantity of DDGS, if any, to be shipped by rail from our plant.

New Products and Services

We did not introduce any new products or services during the fiscal year ended December 31, 2008.  We anticipate that we will begin extracting and marketing corn oil in our second fiscal quarter in 2009.

Dependence on One or a Few Major Customers

As discussed above, we are substantially dependent upon Noble for the purchase, marketing and distribution of our ethanol. Noble purchases 100% of the ethanol produced at the plant, all of which is marketed and distributed to its customers.  Therefore, we are highly dependent on Noble for the successful marketing of our ethanol.  In the event that our relationship with Noble is interrupted or terminated for any reason, we believe that we could engage another ethanol marketer.  However, any interruption or termination of our relationship with Noble could temporarily disrupt the sale of ethanol and adversely affect our business and operations.

Additionally, we are substantially dependent upon CHS Inc. for the purchase, marketing and distribution of our dried distillers grains shipped by rail.  CHS Inc. purchases most of the dried distillers grains produced at the plant, which are then marketed and distributed to CHS Inc.’s customers.  In the event that our relationship with CHS Inc. is interrupted or terminated for any reason, we believe that we could engage another distillers grains marketer.  However, any interruption or termination of our relationship with CHS Inc. could temporarily disrupt the sale of distillers grains and adversely affect our business and operations.

Seasonality of Ethanol Sales

One of the major uses of ethanol in the United States is to meet the oxygenated fuel requirement of the Clean Air Act. The Clean Air Act contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of not less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. The other major oxygenate that was previously used was MTBE. MTBE use as a fuel oxygenate has been replaced by ethanol due to liability and environmental concerns associated with MTBE. Several states have banned the use of MTBE as a fuel oxygenate due to these environmental concerns; however, MTBE has not been banned federally. Due to other ethanol use mandates, including the Federal Renewable Fuels Standard, which requires a certain amount of ethanol be used each year in the United States, the seasonal effect of the Clean Air Act oxygenation requirement has been reduced.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2008, 2007 and 2006 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged third party professional marketers to market all of our ethanol and a portion of our distillers grains.  These third party marketers may decide to sell our products in countries other than the United States.  Currently, approximately 21% of the distillers grains that we independently market are exported to Asia.

Sources and Availability of Raw Materials

Corn Supply

The primary raw material required for our ethanol plant to produce ethanol and distillers grains is corn.  To operate at a name-plate capacity of 60 million gallons per year, the plant requires a supply of approximately 21.5 million bushels of corn annually.  Since we are a licensed Wisconsin grain dealer, we buy as much grain as possible from local producers and from local elevators.  Our commodities manager is responsible for consistent scheduling of corn deliveries and establishing forward contracts with local producers and through local grain elevators.  The commodities manager coordinates corn deliveries between local producers and elevators.  We may purchase additional grain from outside our trade area as need and price dictate.  During the fiscal year ended December 31, 2008, we purchased approximately $21,850,000 in corn from some of the Company’s members who are local grain producers.

Although we do not expect to encounter problems in procuring corn, if a shortage of corn developed we would expect our corn costs to increase significantly.  Due to flooding events in the Midwest and other poor weather conditions, the price of corn increased significantly at the end of June and early July 2008.  However, nearly ideal growing conditions followed for the rest of the 2008 growing season and significant decreases in commodities markets, along with the collapse of financial markets, resulted in a significant decrease in corn prices.  The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. The market price of ethanol is not directly related to grain prices, and as a result, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.

Natural Gas

Natural gas is also an important input to our manufacturing process.  We estimate that our current natural gas usage is approximately 140,000 million British thermal units (“MMBTU”) per month when operating at a production rate of 60 million gallons per year.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that they can be marketed to broader livestock markets, including poultry and swine markets in the continental United States and overseas.  We have a natural gas purchase agreement with Constellation New Energy of Waukesha, Wisconsin to provide natural gas and balancing services.  We have also engaged Energy Solutions, Inc. of Madison, Wisconsin to provide natural gas management services.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM, Inc. to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM, Inc. was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.

Working Capital

In order to protect the price of our inputs, namely corn and natural gas, we enter into hedging transactions that are designed to limit our exposure to increases in the price of corn and natural gas.  Volatility in corn and natural gas prices can significantly impact the cash we have available for working capital.  Such volatility requires us to dedicate significant amounts of cash to meet margin calls associated with our derivative instruments.

Government Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The effect of the RFS on the ethanol industry is uncertain.  The mandated minimum level of use of renewable fuels under the RFS increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022. The Energy Independence and Security Act, of which the RFS is part, also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch, such as cellulosic ethanol and biomass-based diesel.  Of the 36 billion gallons of renewable fuel required by the RFS by 2022, 21 billion gallons must come from advanced biofuels. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2009 is approximately 11 billion gallons.

The increase in the RFS is likely to increase both the supply and demand for ethanol.  While the expanded RFS can be met by several different types of renewable fuels, including biodiesel, the increase in the RFS will likely increase demand for ethanol.  As the demand for ethanol increases, we expect the ethanol industry to increase ethanol supply to meet this increased demand.  Increases in supply may more than offset increases in demand associated with the RFS.  Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. Under the RFS, as originally passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development and crop insurance, as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modified the ethanol fuels tax credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The bill also extended the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the increased renewable fuels standard described above. There is currently some debate as to whether to repeal the 54 cent per gallon tariff on imported ethanol. If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries.

Effect of Governmental Regulation

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant.  We have obtained all of the necessary permits to operate the plant, including air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit and an alcohol fuel producer’s permit.  In addition, we have completed a spill prevention control and countermeasures plan.  In the fiscal year ended December 31, 2008, we incurred costs and expenses of approximately $15,500 complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

Additionally, proceeding with our planned expansion to increase our production capacity to 90 million gallons per year may require us to obtain new permits or modify our existing permits.  We expect to incur costs and expenses of approximately $30,000 on environmental compliance in 2009.

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

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. During our 2008 fiscal year, there was relatively slower growth in the number of new ethanol producers entering the market due to high corn prices and relatively lower ethanol prices as compared to 2006 and 2005. We anticipate that ethanol production will continue to increase in order to meet the ethanol use mandates included in the Federal Renewable Fuels Standard. However, we also expect increased competition from other forms of renewable energy, specifically cellulosic ethanol.

Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Many of the government incentives that have recently been passed, including the expanded Renewable Fuels Standard and the 2008 Farm Bill, have included significant incentives to assist in the development of commercially viable cellulosic ethanol. Currently, the technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale, however, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. We do not believe it would be feasible to convert our ethanol plant to a new cellulosic ethanol production technology. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  However, during our 2008 fiscal year, some consolidation of the ethanol industry occurred, especially with the merger between VeraSun Energy Corporation and U.S. BioEnergy Corp., although the merged entity later filed for bankruptcy, as discussed in the next paragraph.  Management believes that conditions are right for further consolidation in the ethanol industry.  Management believes this is especially true as a result of the significant financial hardship that has been occurring in the ethanol industry recently.  Consolidation in the ethanol industry may put us at a competitive disadvantage compared to other larger ethanol producers.  Larger ethanol producers may realize economies of scale in the production of ethanol and distiller’s grains that we cannot take advantage of, specifically with respect to larger sales of ethanol and increased bargaining power for raw materials, including corn and natural gas.

According to the Renewable Fuels Association, as of March 5, 2009, the ethanol industry has grown to 193 production facilities in the United States. There are 23 new plants currently under construction along with approximately 3 plant expansions. The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce nearly 12.4 billion gallons of ethanol per year.  The Renewable Fuels Association has reported that approximately 16% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle. The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 14.4 billion gallons per year. The largest ethanol producers include POET, Archer Daniels Midland, VeraSun Energy Corporation and Hawkeye Renewables, each of which are capable of producing more ethanol than we produce. However, VeraSun recently filed for Chapter 11 Bankruptcy and has announced that it intends to auction off all of its ethanol plants by March 31, 2009. Other ethanol producers may be in a position to purchase the assets of VeraSun which could further consolidate the ethanol industry.  Certain other ethanol producers have also filed for bankruptcy.  The purchase of the assets of these other ethanol producers may also result in further consolidation in the ethanol industry.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

Company	Location	Feedstock	Nameplate Capacity (mgy)	Operating Production (mgy)	Under Construction/ Expansion Capacity (mgy)
Abengoa Bioenergy Corp. (Total)			198.0	168.0	176.0
Abengoa Bioenergy Corp.	Madison, IL	corn
Abengoa Bioenergy Corp.	Mt. Vernon, IN	corn
Abengoa Bioenergy Corp.	Colwich, KS	corn/milo
Abengoa Bioenergy Corp.	Ravenna, NE	Corn
Abengoa Bioenergy Corp.	York, NE	Corn
Abengoa Bioenergy Corp.	Portales, NM	corn
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100.0	100.0
ACE Ethanol, LLC	Stanley, WI	Corn	41.0	41.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0	40.0
Advanced Bioenergy, LLC	Fairmont, NE	Corn	100.0	100.0
Advanced Bioenergy, LLC	Aberdeen, SD	Corn	50.0	50.0
Advanced Bioenergy, LLC	Huron, SD	Corn	32.0	32.0	33.0
Ag Energy Resources, Inc.	Benton, IL	corn			5.0
AGP*	Hastings, NE	Corn	52.0	52.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0	21.0
Al-Corn Clean Fuel*	Claremont, MN	Corn	42.0	42.0
Alchem Ltd. LLP	Grafton, ND	Corn	10.0
AltraBiofuels Coshocton Ethanol, LLC	Coshocton, OH	corn	60.0
AltraBiofuels Indiana, LLC	Cloverdale, IN	corn	92.0

AltraBiofuels Phoenix Bio Industries, LLC	Goshen, CA	Corn	31.5	31.5
Amaizing Energy, LLC*	Atlantic, IA	Corn			110.0
Amaizing Energy, LLC*	Denison, IA	Corn	48.0	48.0
Archer Daniels Midland (Total)			1,070.0	1,070.0	550.0
Archer Daniels Midland	Cedar Rapids, IA	Corn
Archer Daniels Midland	Clinton, IA	Corn
Archer Daniels Midland	Decatur, IL	Corn
Archer Daniels Midland	Peoria, IL	Corn
Archer Daniels Midland	Marshall, MN	Corn
Archer Daniels Midland	Wallhalla, ND	Corn/barley
Archer Daniels Midland	Columbus, NE	Corn
Arkalon Energy, LLC	Liberal, KS	Corn	110.0	110.0
Aventine Renewable Energy, LLC (Total)			207.0	207.0
Aventine Renewable Energy, LLC	Pekin, IL	Corn
Aventine Renewable Energy, LLC	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0	48.0
Big River Resources Galva, LLC	Galva, IL	corn			100.0
Big River Resources, LLC*	West Burlington, IA	Corn	92.0	92.0
BioFuel Energy - Buffalo Lake Energy, LLC	Fairmont, MN	Corn	115.0	115.0
BioFuel Energy - Pioneer Trail Energy, LLC	Wood River, NE	Corn	115.0	115.0
Bional Clearfield	Clearfield, PA	Corn			110.0
Blue Flint Ethanol	Underwood, ND	Corn	50.0	50.0
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55.0	55.0
Bridgeport Ethanol	Bridgeport, NE	corn	54.0	54.0
Bunge-Ergon Vicksburg	Vicksburg, MS	corn	54.0	54.0
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	50.0	50.0
Calgren Renewable Fuels, LLC	Pixley, CA	Corn			55.0
Cardinal Ethanol	Union City, IN	Corn	100.0	100.0
Cargill, Inc.	Eddyville, IA	Corn	35.0	35.0
Cargill, Inc.	Blair, NE	Corn	85.0	85.0
Cascade Grain	Clatskanie, OR	Corn	108.0
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	50.0	50.0
Center Ethanol Company	Sauget, IL	Corn	54.0	54.0

Central Indiana Ethanol, LLC	Marion, IN	Corn	40.0	40.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5	21.5
Chief Ethanol	Hastings, NE	Corn	62.0	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45.0	45.0
Cilion Ethanol	Keyes, CA	Corn			50.0
Clean Burn Fuels, LLC	Raeford, NC	Corn			60.0
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33.0	33.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0	44.0
Corn, LP*	Goldfield, IA	Corn	55.0	55.0
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40.0	40.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50.0	50.0
DENCO, LLC	Morris, MN	Corn	24.0
Didion Ethanol	Cambria, WI	Corn	40.0	40.0
E Caruso (Goodland Energy Center)	Goodland, KS	Corn			20.0
E Energy Adams, LLC	Adams, NE	Corn	50.0	50.0
E3 Biofuels	Mead, NE	corn	25.0
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35.0	35.0
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn	100.0	100.0
Front Range Energy, LLC	Windsor, CO	Corn	40.0	40.0
Gateway Ethanol	Pratt, KS	Corn	55.0
Glacial Lakes Energy, LLC - Mina	Mina, SD	corn	107.0	107.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100.0	100.0
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	97.0	97.0
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57.0	57.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0	5.0
Golden Grain Energy, LLC*	Mason City, IA	Corn	115.0	115.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0	20.0
Grain Processing Corp.	Muscatine, IA	Corn	20.0	20.0
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52.0	52.0

Greater Ohio Ethanol, LLC	Lima, OH	Corn	54.0
Green Plains Renewable Energy	Shenandoah, IA	Corn	55.0	55.0
Green Plains Renewable Energy	Superior, IA	Corn	55.0	55.0
Hawkeye Renewables, LLC	Fairbank, IA	Corn	120.0	120.0
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105.0	105.0
Hawkeye Renewables, LLC	Menlo, IA	Corn	110.0	110.0
Hawkeye Renewables, LLC	Shell Rock, IA	Corn	110.0	110.0
Heartland Corn Products*	Winthrop, MN	Corn	100.0	100.0
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	50.0	50.0
Highwater Ethanol LLC	Lamberton, MN	Corn			50.0
Homeland Energy	New Hampton, IA	Corn			100.0
Husker Ag, LLC*	Plainview, NE	Corn	75.0	75.0
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4.0	4.0
Illinois River Energy, LLC	Rochelle, IL	Corn	100.0	100.0
Indiana Bio-Energy	Bluffton, IN	Corn	101.0	101.0
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	corn	40.0	40.0
KAAPA Ethanol, LLC*	Minden, NE	Corn	40.0	40.0
Kansas Ethanol, LLC	Lyons, KS	Corn	55.0	55.0
KL Process Design Group	Upton, WY	Wood waste	1.5	1.5
Land O' Lakes*	Melrose, MN	Cheese whey	2.6	2.6
LDCommodities	Grand Junction, IA	corn			100.0
LDCommodities	Norfolk, NE	Corn	45.0	45.0
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40.0	40.0
Lifeline Foods, LLC	St. Joseph, MO	Corn	40.0	40.0
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48.0	48.0
Lincolnway Energy, LLC*	Nevada, IA	Corn	50.0	50.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	92.0	92.0
Marquis Energy, LLC	Hennepin, IL	Corn	100.0	100.0
Marysville Ethanol, LLC	Marysville, MI	Corn	50.0	50.0
Merrick & Company	Aurora, CO	Waste beer	3.0	3.0

Mid America Agri Products/Horizon	Cambridge, NE	Corn	44.0	44.0
Mid America Agri Products/Wheatland	Madrid, NE	Corn	44.0	44.0
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	50.0	50.0
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25.0	25.0
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0	18.0
NEDAK Ethanol	Atkinson, NE	corn			44.0
Nesika Energy, LLC	Scandia, KS	corn	10.0	10.0
New Energy Corp.	South Bend, IN	Corn	102.0	102.0
North Country Ethanol, LLC*	Rosholt, SD	Corn	20.0	20.0
Northeast Biofuels	Volney, NY	Corn	114.0
Northwest Renewable, LLC	Longview, WA	Corn			55.0
One Earth Energy	Gibson City, IL	corn			100.0
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	57.5	57.5
Pacific Ethanol	Madera, CA	Corn	40.0
Pacific Ethanol	Stockton, CA	Corn	60.0
Pacific Ethanol	Burley, ID	Corn	50.0
Pacific Ethanol	Boardman, OR	Corn	40.0	40.0
Panda Ethanol	Hereford, TX	Corn/milo			115.0
Parallel Products	Rancho Cucamonga, CA
Parallel Products	Louisville, KY	Beverage waste	5.4	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	100.0	100.0
Penford Products	Cedar Rapids, IA	Corn	45.0	45.0
Pinal Energy, LLC	Maricopa, AZ	Corn	55.0	55.0
Pine Lake Corn Processors, LLC	Steamboat Rock, IA	corn	30.0	30.0
Platinum Ethanol, LLC*	Arthur, IA	Corn	110.0	110.0
Plymouth Ethanol, LLC*	Merrill, IA	Corn	50.0	50.0
POET Biorefining - Alexandria	Alexandria, IN	Corn	68.0	68.0
POET Biorefining - Ashton	Ashton, IA	Corn	56.0	56.0
POET Biorefining - Big Stone	Big Stone City, SD	Corn	79.0	79.0
POET Biorefining - Bingham Lake	Bingham Lake, MN		35.0	35.0
POET Biorefining - Caro	Caro, MI	Corn	53.0	53.0

POET Biorefining - Chancellor	Chancellor, SD	Corn	110.0	110.0
POET Biorefining - Coon Rapids	Coon Rapids, IA	Corn	54.0	54.0
POET Biorefining - Corning	Corning, IA	Corn	65.0	65.0
POET Biorefining - Emmetsburg	Emmetsburg, IA	Corn	55.0	55.0
POET Biorefining - Fostoria	Fostoria, OH	Corn	68.0	68.0
POET Biorefining - Glenville	Albert Lea, MN	Corn	42.0	42.0
POET Biorefining - Gowrie	Gowrie, IA	Corn	69.0	69.0
POET Biorefining - Hanlontown	Hanlontown, IA	Corn	56.0	56.0
POET Biorefining - Hudson	Hudson, SD	Corn	56.0	56.0
POET Biorefining - Jewell	Jewell, IA	Corn	69.0	69.0
POET Biorefining - Laddonia	Laddonia, MO	Corn	50.0	50.0	5.0
POET Biorefining - Lake Crystal	Lake Crystal, MN	Corn	56.0	56.0
POET Biorefining - Leipsic	Leipsic, OH	Corn	68.0	68.0
POET Biorefining - Macon	Macon, MO	Corn	46.0	46.0
POET Biorefining - Marion	Marion, OH	Corn			65.0
POET Biorefining - Mitchell	Mitchell, SD	Corn	68.0	68.0
POET Biorefining - North Manchester	North Manchester, IN	Corn	68.0	68.0
POET Biorefining - Portland	Portland, IN	Corn	68.0	68.0
POET Biorefining - Preston	Preston, MN	Corn	46.0	46.0
POET Biorefining - Scotland	Scotland, SD	Corn	11.0	11.0
POET Biorefining- Groton	Groton, SD	Corn	53.0	53.0
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40.0	40.0
Quad-County Corn Processors*	Galva, IA	Corn	30.0	30.0
Range Fuels	Soperton, GA	Wood waste			20.0
Red Trail Energy, LLC	Richardton, ND	Corn	50.0	50.0
Redfield Energy, LLC *	Redfield, SD	Corn	50.0	50.0

Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0	12.0
Renew Energy	Jefferson Junction, WI	Corn	130.0	130.0
Renova Energy	Torrington, WY	Corn	5.0	5.0
Riverland Biofuels	Canton, IL	corn	37.0	37.0
Show Me Ethanol	Carrollton, MO	Corn	55.0	55.0
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60.0	60.0
Siouxland Ethanol, LLC	Jackson, NE	Corn	50.0	50.0
Southwest Georgia Ethanol, LLC	Camilla, GA	Corn	100.0	100.0
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn	110.0	110.0
Sterling Ethanol, LLC	Sterling, CO	Corn	42.0	42.0
Tate & Lyle	Ft. Dodge, IA	Corn			105.0
Tate & Lyle	Loudon, TN	Corn	67.0	67.0	38.0
Tharaldson Ethanol	Casselton, ND	Corn	110.0	110.0
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55.0	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110.0	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110.0	110.0
Trenton Agri Products, LLC	Trenton, NE	Corn	40.0	40.0
United Ethanol	Milton, WI	Corn	52.0	52.0
United WI Grain Producers, LLC*	Friesland, WI	Corn	49.0	49.0
Utica Energy, LLC	Oshkosh, WI	Corn	48.0	48.0
VeraSun Energy Corp.	Dyersville, IA	corn
VeraSun Energy Corp.	Linden, IN	Corn
VeraSun Energy Corp.	Lake Odessa, MI	Corn
VeraSun Energy Corp.	Janesville, MN	corn
VeraSun Energy Corp.	Welcome, MN	corn
VeraSun Energy Corp.	Hankinson, ND	corn
VeraSun Energy Corp.	Albion, NE	corn
VeraSun Energy Corp.	Central City, NE	corn
VeraSun Energy Corp.	Ord, NE	Corn
VeraSun Energy Corp.	Bloomingburg, OH	corn
VeraSun Energy Corp.	Marion, SD	corn
VeraSun Energy Corporation (Total)			1,635.0	450.0
VeraSun Energy Corporation	Albert City, IA	Corn

VeraSun Energy Corporation	Charles City, IA	Corn
VeraSun Energy Corporation	Ft. Dodge, IA	Corn
VeraSun Energy Corporation	Hartley, IA	Corn
VeraSun Energy Corporation	Welcome, MN	Corn
VeraSun Energy Corporation	Aurora, SD	Corn
Verenium	Jennings, LA	Sugar Cane bagasse	1.5	1.5
Western New York Energy LLC	Shelby, NY		50.0	50.0
Western Plains Energy, LLC*	Campus, KS	Corn	45.0	45.0
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40.0	40.0
White Energy	Russell, KS	Milo/wheat starch	48.0	48.0
White Energy	Hereford, TX	Corn/Milo	100.0	100.0
White Energy	Plainview, TX	Corn	110.0
Wind Gap Farms	Baconton, GA	Brewery waste	0.4	0.4
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5.0	5.0
Yuma Ethanol	Yuma, CO	Corn	40.0	40.0
TOTALS			12,375.4 mgy for 193 nameplate refineries	10,358.4 mgy for operating refineries	2,066.0 mgy for under construction/ expanding refineries

* locally owned

Source: Renewable Fuels Association

Last updated: March 5, 2009

Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative. Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

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

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to United States Department of Energy estimates, there are currently more than 7 million flexible fuel vehicles capable of operating on E85 in the United States. Further, the United States Department of Energy reports that there are currently more than 1,600 retail gasoline stations supplying E85. The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000. In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it. As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Research and Development

We do not currently conduct any research and development activities associated with the development of new technologies for use in producing ethanol or distillers grains.

Employees

As of December 31, 2008, we had a total of 38 full-time employees and no part-time employees.

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

As we experienced during the early summer of 2008, weather factors can have a very significant impact on the selling price of corn. Following unfavorable weather conditions and flooding in the Midwest during the beginning of the 2008 growing season, the price per bushel of corn increased significantly and peaked during July 2008. Following this unfavorable weather in the early part of the growing season, the United States experienced favorable weather conditions through the rest of the 2008 growing season. According to USDA reports, despite the early poor weather, the corn crop harvested in the fall of 2008 was the second largest on record following 2007’s crop. Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. Our total corn cost per bushel during our 2008 fiscal year was approximately 54% higher than the corn costs we experienced in our 2007 fiscal year. While corn prices have significantly decreased following a peak in July 2008, current corn prices are higher than historical averages. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Risks Relating to Our Business — We engage in hedging transactions which involve risks that could harm our business.”

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, level of government support, and the availability and price of competing products. Recently, the price of ethanol and distillers grains have trended downward as the prices of corn and gasoline have fallen. We are dependant on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any continued lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may reduce our revenues and affect our ability to operate profitably.

The average price we received for our ethanol increased by approximately 21% during our 2008 fiscal year compared to our 2007 fiscal year; however, the price we paid for corn increased by approximately 54% during the same time periods. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2009 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Continued declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time, which could decrease the value of our membership units.

Additional credit facilities may become difficult to obtain. Due to current conditions in the credit markets, it has been increasingly difficult for businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing.  If we require financing in the future and we are unable to secure such financing, it may have a negative impact on our liquidity. This could negatively impact the value of our membership units.  Also, an inability to obtain additional financing would force us to abandon our plans to further expand our plant capacity to 90 million gallons per year.

We sell all of the ethanol we produce to Noble Americas Corp. under our ethanol marketing agreement, and any interruption in or termination of this relationship may adversely affect our business and operations.  Noble Americas Corp. (“Noble”) is the sole buyer of all of our ethanol, and we rely heavily on its marketing efforts to successfully sell our product.  Our financial performance is dependent upon the financial health of Noble, as a significant portion of our accounts receivable are attributable to Noble.  If Noble breaches the ethanol marketing agreement or is not in the financial position to purchase and market all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol, meaning our financial performance would be adversely and materially affected.  If our agreement with Noble terminates, we may seek other arrangements to sell our ethanol, including selling our own product; however, our sales efforts may not achieve results comparable to those achieved by Noble.

We sell a substantial portion of the distillers grains we produce to CHS Inc. under our distillers grains marketing agreement, and any interruption in or termination of this relationship may adversely affect our business and operations.  CHS Inc. is the sole buyer of all of our dried distillers grains that we ship by rail, and we rely heavily on its marketing efforts to successfully sell our product.  Because CHS Inc. sells distillers grains for a number of other producers, we have limited control over its sales efforts.  Our financial performance is dependent upon the financial health of CHS Inc., as a significant portion of our accounts receivable are attributable to CHS Inc.  If CHS Inc. breaches the distillers grains marketing agreement or is not in a financial position to purchase and market all of the distillers grains we produce, we could experience a material loss and we may not have any readily available means to sell our distillers grains, and our financial performance will be adversely and materially affected.  If our agreement with CHS Inc. terminates, we may seek other arrangements to sell our distillers grains, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by CHS Inc.

We have a limited operating history.  We began our business in 2001 and commenced production of ethanol at our plant in May 2005.  Further, we substantially completed an expansion project in December 2007 that increased our ethanol and distiller’s grains production capacity by approximately 50%.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors.  Many of these factors are outside of our control.   As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company in a rapidly growing industry, such as the ethanol industry, where supply and demand may change substantially in a short period of time.

We engage in hedging transactions which involve risks that could harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments. The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices, as well as low ethanol prices.  Some of our forward corn purchase contracts are at prices above current market prices for corn.  Given declining corn prices, upon taking delivery under these contracts, we expect to incur a loss as a lower of cost or market adjustment.  Given the uncertainty of future corn prices, such losses may not be recovered, and further losses could be recorded in future periods.

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

Operational difficulties at our ethanol plant could negatively impact our sales volumes and could cause us to incur substantial losses.  Our operations are subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters.  Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.  Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.  If we experience operational hazards, we may be forced to cease operations for a period of time or permanently.

Our business is not diversified. Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol and distillers grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. Any loss of these officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our membership units.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than the cost at which we are able to produce ethanol. We do not believe it would be feasible to convert our ethanol plant to new cellulosic ethanol production technology. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

A reduction in the consumption of gasoline may decrease the demand for ethanol as a blending agent which may negatively affect our profitability. Recently the demand for gasoline has decreased nationally, which has in turn reduced the demand for ethanol. According to the Energy Information Administration (“EIA”), gasoline consumption in the United States for 2008 decreased by 3.1 billion gallons, or 2.2%, compared to 2007. This decline in gasoline consumption may exacerbate the blend wall dilemma by reducing the aggregate amount of ethanol that our nation consumes. The blend wall refers to the amount of ethanol that may be blended with petroleum based fuel. Current federal standards set the amount of ethanol that can be blended with gasoline at a maximum rate of ten percent. Gasoline consumption in 2008 was estimated by the Energy Information Administration to be approximately 140 billion gallons, which means that even if ethanol is blended with 90 percent of the gasoline at a rate of ten percent, the nation would use approximately 12.5 billion gallons of ethanol. This 12.5 billion gallon figure is referred to as the blend wall. Accordingly, if either gasoline consumption or the percentage of gasoline containing ethanol declines, the blend wall figure will also decline. If demand for gasoline and ethanol continues to decrease, we may not be able to operate our ethanol plant profitably.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 21 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of March 5, 2009, there are 193 ethanol plants operating in the United States with capacity to produce more than approximately 12.4 billion gallons of ethanol per year. The Renewable Fuels Association has reported that approximately 16% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle.  In addition, there are 23 new ethanol plants under construction and approximately 3 plant expansions underway which together are estimated to increase ethanol production capacity by more than 2 billion gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. This could negatively affect our future profitability.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably. The price of ethanol tends to change in relation to the price of gasoline. Recently, as a result of a number of factors including a slowing world economy, the price of gasoline has decreased. In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol. The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer. In many parts of the country, the blending infrastructure cannot accommodate ethanol so no ethanol is used in those markets. Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol. Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol. Should the fuel blending industry not make the required investments to expand the blending infrastructure, it may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. We also face competition from outside of the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate. The Energy Independence and Security Act of 2007 increased the RFS to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. These increases in ethanol demand have encouraged companies to enter the ethanol industry. The largest ethanol producers include POET, Archer Daniels Midland, VeraSun Energy Corporation and Hawkeye Renewables, LLC, all of which are each capable of producing more ethanol than we produce.  However, VeraSun recently filed for Chapter 11 Bankruptcy and has announced that it intends to auction off all of its ethanol plants by March 31, 2009. Other ethanol producers may be in a position to purchase the assets of VeraSun which could further consolidate the ethanol industry.  Certain other ethanol producers have also filed for bankruptcy.  The purchase of the assets of these other ethanol producers may also result in further consolidation in the ethanol industry.  We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol based on those beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce which could negatively affect our profitability. Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry. This negative media attention has focused on the effect ethanol production has on domestic and foreign food prices. While some recent media reports have recognized that food prices have remained high despite significant decreases in the price of corn following peaks in July 2008, some of this negative perception of ethanol production may persist. Ethanol production has previously received favorable coverage by the news media which may have increased demand for ethanol. This negative perception of ethanol production may have a negative effect on demand for ethanol which may decrease the price we receive for our ethanol. Decreases in the selling price of ethanol may have a negative effect on our financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005 and increased by the Energy Independence and Security Act of 2007. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of the RFS minimum levels of renewable fuels included in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (“VEETC”) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.

Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol from producers in other countries, especially in areas of the United States that are easily accessible by international shipping ports. While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant, which would require us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the United States Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere. While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Wisconsin were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our membership units.

ITEM 2.  PROPERTIES.

Our ethanol plant is located on an approximately 115-acre site on Wisconsin Highway 33, two miles east of Wisconsin Highway 73.  The plant’s address is W1231 Tessmann Drive, Friesland, Wisconsin 53935.  We produce all of our ethanol and distillers grains at this site.  The ethanol plant has the capacity to produce approximately 60 million gallons of ethanol per year.  The ethanol plant consists of the following buildings and equipment:

•

An ethanol production system, which is comprised of a mixing system, cooker, liquefaction vessels, fermentors, beer well vessel, distillation system, and alcohol driers.  This equipment is arranged in and around the process and production building, which also houses the electrical and process control center, control room, maintenance facilities, staff facilities, and operations management offices;

•

Ethanol and denaturant storage tanks;

•

An energy building, which contains our natural gas burning equipment and distillers grains dryers;

•

A waste mash processing system;

•

A fire protection system;

•

A dry bulk products shipping and receiving facility;

•

A cooling tower installation;

•

An administration and sales office building with furniture and equipment;

•

A maintenance building, which also includes offices, a workout room and break area; and

•

Transportation facilities, including truck and rail ethanol load out stations.

The site also includes improvements such as rail tracks and rail switches, landscaping, drainage systems and paved access roads.

Our revolving line of credit with Farmers & Merchants Union Bank is secured by substantially all of our assets.  As of December 31, 2008, we had no borrowings against our line of credit.  Our revolving line of credit is discussed in more detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION — Short-Term and Long-Term Debt Sources.”

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S MEMBERSHIP UNITS, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF MEMBERSHIP UNITS.

Market Information

There is no public trading market for our membership units.  However, we have created a private qualified online matching service in order to facilitate trading of our membership units.  Our online matching service has been designed to comply with federal tax laws and regulations establishing a “qualified matching service,” as well as state and federal securities laws.  Our online matching service consists of an electronic bulletin board that provides lists of interested sellers and interested buyers, along with non-firm price quotations.  We do not receive any compensation for creating or maintaining the matching service.  We do not become involved in any purchase or sale negotiations arising from our qualified matching service.  In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the online matching service.  We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates.  There are detailed timelines that must be followed under the matching service with respect to offers and sales of membership units.  All transactions must comply with the qualified matching service terms and conditions, rules, our operating agreement, and are subject to approval by our board of directors.  The qualified matching service rules and terms and conditions are available on our website, www.uwgp.com.

The following table contains historical information by quarter for the past two years regarding the actual unit transfers that were completed by the Company’s unit-holders during the periods specified.  The Company believes this most accurately represents the current trading value of the Company’s membership units.  The information was compiled by reviewing the completed unit transfers that occurred on our qualified online matching service during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Membership Units Traded
Oct 1 – Dec 31 2008	$2,000.00	$2,250.00	$2,050.00	50
July 1 – Sept 30 2008	$2,000.00	$2,000.00	$2,000.00	15
Apr 1 – June 30 2008	$2,750.00	$2,850.00	$2,783.33	30
Jan 1 – March 31 2008	$2,950.00	$2,950.00	$2,950.00	20
Oct 1 – Dec 31 2007	$2,300.00	$3,100.00	$2,516.89	148
July 1 – Sept 30 2007	$3,000.00	$3,375.00	$3,152.17	150
Apr 1 – June 30 2007	$3,000.00	$3,200.00	$3,190.00	40
Jan 1 – March 31 2007	$3,000.00	$3,555.00	$3,312.92	120

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause us to be deemed a publicly traded partnership.

Unit Holders

As of March 1, 2009, we had 28,475 membership units issued and outstanding and approximately 907 holders of record of our membership units.  There is no other class of membership units issued or outstanding.

Distributions

Our Board of Directors has complete discretion over the timing and amount of distributions to our unit holders; however, our operating agreement requires the Board of Directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  In addition, distributions are restricted by certain covenants in our revolving line of credit.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION — Short-Term and Long-Term Debt Sources.”  There can be no assurances as to our ability to declare or pay distributions in the future or that past distributions (described below) will be indicative of future distributions.

Distributions by the Company to our unit holders are in proportion to the number of membership units held by each membership unit holder.  A membership unit holder’s distribution is determined by dividing the number of membership units owned by such membership unit holder by the total number of membership units outstanding.

On January 12, 2009, our Board of Directors declared a cash distribution of $100.00 per membership unit, for a total distribution of $2,847,500.  The distribution was made to unit holders of record as of January 12, 2009. The distribution was paid in February 2009.  Additionally, we made the following distributions during our last two fiscal years, ended December 31, 2007 and 2008.

2008 Distributions

On January 10, 2008, our Board of Directors declared a cash distribution of $250.00 per membership unit, for a total distribution of $7,175,000.  The distribution was made to unit holders of record as of January 10, 2008. The distribution was paid in February 2008.

On July 14, 2008, our Board of Directors declared a cash distribution of $200.00 per membership unit, for a total distribution of $5,695,000.  The distribution was made to unit holders of record as of July 14, 2008. The distribution was paid in August 2008.

2007 Distributions

On January 9, 2007, our Board of Directors declared a cash distribution of $500.00 per membership unit, for a total distribution of $14,390,000.  The distribution was made to unit holders of record as of January 9, 2007. The distribution was paid in February 2007.

On July 10, 2007, our Board of Directors declared a cash distribution of $136.00 per membership unit, for a total distribution of $3,914,080.  The distribution was made to unit holders of record as of July 10, 2007. The distribution was paid in August 2007.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of our 2008 fiscal year.

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2005, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of the Company’s membership units, the NASDAQ, and the Industry Index on October 31, 2005. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities

Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company, which is derived from the audited financial statements for the periods indicated.  The information below is only a summary.  This information should be read in conjunction with “Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statement included in this annual report.  Our past performance may not be indicative of future financial condition or results of operations for many reasons, including the risks described in “Item 1A -- Risk Factors” and elsewhere in this annual report.  The Company commenced operations in May 2005.  In December 2007, the Company substantially completed an expansion that increased the plant’s nameplate production capacity from 40 million gallons per year to approximately 60 million gallons of ethanol per year.

Statement of Operations Data:	2008	2007	2006	2005	2004
Revenues	$139,335,829	$111,736,700	$111,366,602	$ 54,477,045	$ -
Cost of Goods Sold	$124,324,267	$ 87,374,742	$ 67,490,129	$ 43,643,191	$ -
Gross Profit	$ 15,011,562	$ 24,361,958	$ 43,876,473	$ 10,833,854	$ -
Operating Expenses	$ 2,971,173	$ 3,151,166	$ 2,970,684	$ 2,286,229	$ 718,431
Operating Income (Expense)	$ 12,040,389	$ 21,210,792	$ 40,905,789	$ 8,547,625	$ (718,431)
Other Income (Expense)	$ (461,837)	$ 31,440	$ (887,940)	$ 2,187,770	$ (1,731)
Net Income (Expense)	$ 11,578,552	$ 21,242,232	$ 40,017,849	$ 10,735,395	$ (720,162)

Weighted Average Units Outstanding	28,520	28,767	28,780	28,780	28,270
Net Gain (Loss) Per Unit	$405.98	$738.42	$1,390.47	$373.02	$(25.47)
Cash Distributions Per Unit	$451.26	$636.29	$400.00	$ -	$ -

Balance Sheet Data:	2008	2007	2006	2005	2004
Net Property, Plant & Equipment	$54,388,503	$51,625,090	$47,364,224	$49,891,372	$43,076,408
Total Assets	$71,772,871	$86,538,195	$84,946,319	$64,915,892	$44,253,414
Long-Term Debt, less current maturities	$ -	$13,097,887	$14,349,890	$22,074,722	$ 77,723
Members’ Equity	$66,159,166	$68,128,414	$65,413,512	$36,907,663	$26,172,268
Units Outstanding at End of Year	28,475	28,710	28,780	28,780	28,780
Book Value Per Capital Unit	$ 2,323.41	$ 2,372.99	$ 2,272.88	$ 1,282.41	$ 909.39

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for our fiscal years ended December 31, 2008 and 2007:

	2008		2007
Statement of Operations Data	Amount	%	Amount	%
Revenues	$139,335,829	100.0	$111,736,700	100.0

Cost of Goods Sold (1)	$124,324,267	89.2	$87,374,742	78.2

Gross Profit	$15,011,562	10.8	$24,361,958	21.8

Operating Expenses	$2,971,173	2.1	$3,151,166	2.8

Operating Income	$12,040,389	8.6	$21,210,792	19.0

Other Income (Expense)	$(461,837)	0.3	$31,440	0.0

Net Income	$11,578,552	8.3	$21,242,232	19.0
(1) 2008 Includes lower of cost or market adjustment of $1,208,962, which decreased inventory and increased costs of goods sold.

Revenues.  Revenues from operations for the fiscal year ended December 31, 2008 increased by approximately 25% over our previous fiscal year ended December 31, 2007.  In the fiscal year ended December 31, 2008, ethanol sales comprised approximately 85% of our revenues and distillers grain sales comprised approximately 15% of our revenues.  Ethanol sales comprised approximately 88% and distillers grains sales comprised approximately 12% of our revenues for fiscal year ended December 31, 2007.  The 25% increase in revenues for the fiscal year ended December 31, 2008 as compared to the previous fiscal year is primarily a result of increased ethanol and distillers grains prices as compared to the previous year.

Our volume of ethanol sold increased by approximately 0.3% in the fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007.  We substantially completed an expansion that increased our production capacity to 60 million gallons per year in December 2007.  We began operating at this expanded capacity in July 2008; however, in September 2008 we began operating at less than full capacity due to tightening industry margins.  This led to only a slight increase in our volume of ethanol sold in 2008 as compared to 2007.

The average price of ethanol in the fiscal year ended December 31, 2008 was up approximately 21% from the average price for the fiscal year ended December 31, 2007.  Management attributes this ethanol price increase to an overall increase in commodity prices in general, and more specifically to high corn prices and high gasoline prices.  Ethanol prices have recently declined from their record highs in July 2008, following the decline in the price of corn and gasoline.  Management currently expects short-term and mid-term ethanol prices to continue to follow the price of corn and/or gasoline. Management believes demand for ethanol will continue to be supported by the economic incentive for gasoline blenders to blend ethanol and the Renewable Fuel Standard’s ethanol blending requirement.  However, management believes the industry will need to continue to grow demand in order to increase or sustain current prices.  According to the Renewable Fuels Association, as of March 5, 2009 there were 193 ethanol plants nationwide with the name-plate capacity to produce approximately 12.4 billion gallons of ethanol annually.  The Renewable Fuels Association has reported that approximately 16% of that production capacity is not currently operational. Others estimate that 20% or more of the nation’s ethanol production capacity is currently idle.  There are an additional 23 new plants and 3 expansions under construction expected to add an additional estimated 2 billion gallons of annual production capacity in the next 12 to 18 months.  Unless this new supply is equally met with increased demand, ethanol prices may be pressured downward.  If ethanol prices continue to decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.

The price we received for ethanol has been decreasing in conjunction with recent decreases in the market price of gasoline and the market price of corn.  Management anticipates that the price of gasoline will remain low in the near term, especially as a result of the weakening world economy.  Management also anticipates that our results of operations for our 2009 fiscal year will continue to be affected by higher than historical average corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets.  As a result of these factors, management anticipates that the ethanol plant will operate at less than full capacity and will not operate profitably in the early part of 2009.  If the price of ethanol remains low for an extended period of time, management anticipates that this could have a negative impact on our liquidity, especially if our raw material costs continue to increase.  We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and therefore we expect lower distillers grains prices in the near term.  The ethanol industry needs to continue to expand the market for distillers grains in order to maintain current distillers grains prices.

For 2008, based on demand trends and reported ethanol demand from the Renewable Fuels Association, demand for ethanol exceeded over 9.5 billion gallons.  This is a significant increase over recent years.  However, in order to continue to increase demand for ethanol, the industry needs to pursue additional ethanol blending and distribution infrastructure as well as higher percentage blends of ethanol.  Many parts of the United States do not blend any ethanol into gasoline because of a lack of the infrastructure necessary to do so.  In order to continue to increase demand for ethanol, investments in blending and transportation infrastructure are necessary so that ethanol can reach every market in the United States.  Further, higher blends of ethanol should be pursued.  While we anticipate experiencing some increased ethanol demand as a result of an increase in the use of E85 (85% ethanol and 15% gasoline) in flexible fuel vehicles, we anticipate that a greater demand increase would result from the availability of blends such as E20 (20% ethanol and 80% gasoline) in areas that are already using E10 in standard automobiles.  Management anticipates stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol.

Our revenues include a gain of $1,905,800 for fiscal year ended December 31, 2008 and a loss of $1,221,000 for the fiscal year ended December 31, 2007, related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes, affecting our financial results.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in the value of the derivative instruments relative to our sales.   These instruments are the primary tools of our risk management program for ethanol revenues.  At December 31, 2008, the Company had forward contracts to sell 9 million gallons of ethanol for various delivery periods from January 2009 through June 2009.  The prices on these contracts range from $1.65 to $1.98 per gallon or have a basis level established by the Oil Price Information Service (“OPIS”) Chicago ethanol market between -$0.07 and -$0.08.

During the fiscal year ended December 31, 2008, our tons of distillers grains sold increased approximately 1.7% as compared to the fiscal year ended December 31, 2007.  The sales prices for our distillers grains for the fiscal year ended December 31, 2008 were up 31% from the fiscal year ended December 31, 2007.  During the fiscal year ended December 31, 2008, the rising cost of corn and other alternative feed sources pushed distillers grains prices upward.  However, more recently, decreased corn prices and decreased demand from export markets has placed downward pressure on distillers grains prices.  Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources changes significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grains prices.

At December 31, 2008, the Company had forward dry distillers grains contracts totaling 10,400 ton for various delivery periods from January to September 2009 with a price range of $110 to $170 per ton, and forward modified wet distillers grains sales contracts totaling 6,700 ton for various delivery periods from January 2009 to May 2009 with a price range of $50 to $77 per ton.

In the future, we expect to derive additional revenues from the extraction and sale of corn oil.  We expect to complete our corn oil extraction project, and begin marketing corn oil, in our second fiscal quarter in 2009.  See “Plant Expansion and Construction in Process” below for additional details regarding our corn oil extraction project.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the fiscal year ended December 31, 2008 totaled $124,324,267 as compared to $87,374,742 for the fiscal year ended December 31, 2007.  The 42% increase in cost of goods sold in the fiscal year ended December 31, 2008 as compared to the same period in 2007 is primarily a net result of a 57% increase in the cost of corn, 68% increase in the cost of natural gas and a lower of cost or market adjustment of $1,208,962, partially offset by a $3,324,800 gain related to our corn derivative instruments discussed below.

Our average price of corn for the fiscal year ended December 31, 2008 was 54% higher than our average for the fiscal year ended December 31, 2007.  Additionally, we used approximately 2% more corn in the fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007.  Corn prices remain higher than historical averages but have continued to trend lower since peaking in mid-summer 2008.  The commodity markets have been weakened due to concerns surrounding the global economic slowdown.  Additionally, recent crop production reports indicate a potentially larger corn inventory than earlier anticipated due to lower exports, lower domestic demand than expected earlier this year, and the second largest corn crop on record in the fall of 2008.  Continued pressure on ethanol margins may further reduce the domestic demand for corn.  These factors may lead to continued downward pressure on corn prices.  However, we expect our cost of feedstock to continue to remain higher than historic levels.  We do not anticipate that we will have difficulty securing the corn that we require to continue to operate our ethanol plant during our 2009 fiscal year; however, if a shortage of corn were to develop, we expect our corn costs would increase significantly.

Our cost of goods sold includes a loss of $1,208,962 for the fiscal year ended December 31, 2008 related to a lower of cost or market adjustment as compared to no gain or loss for the fiscal year ended December 31, 2007.  The Company performed a lower of cost or market analysis on inventory and determined that the market values of certain inventories were less than their carrying value, attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on certain inventories of approximately $150,000 and $0, respectively, for the years ended December 31, 2008 and 2007.  Additionally, at December 31, 2008, the Company had forward corn purchase contracts totaling 2.7 million bushels for various delivery periods from January 2009 to December 2009.  Currently, some of these contract prices are above current market prices for corn. Given declining corn and ethanol prices, upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a lower of cost or market charge on these purchase commitments of approximately $1,059,000 for the year ended December 31, 2008, and $0 for the year ended December 31, 2007.  Given the uncertainty of future corn and ethanol prices, this loss may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

Our cost of goods sold also includes a gain of $3,324,800 for the fiscal year ended December 31, 2008 related to our corn derivative instruments as compared to a $255,300 gain for the fiscal year ended December 31, 2007.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.  At December 31, 2008, the Company had forward corn purchase contracts totaling 2.7 million bushels for various delivery periods from January 2009 to December 2009, of which approximately 30% are with members.  The prices on these contracts range from $3.10 to $6.73 per bushel or have a basis level established by the CBOT futures between $-0.05 and $-0.28.

Natural gas is also an important input to our manufacturing process.  The price of our natural gas increased 37% for the fiscal year ended December 31, 2008 as compared to the same period in 2007.  The volume of natural gas we used in the fiscal year ended December 31, 2008 was down 1% from the fiscal year ended December 31, 2007. The increase in price and decrease in volume required resulted in a 35% net increase in the cost of natural gas in the fiscal year ended December 31, 2008 as compared to the same period in 2007. We estimate that our natural gas usage is approximately 140,000 million British thermal units (“MMBTU”) per month when operating at a production rate of 60 million gallons per year.  We use natural gas to dry or partially dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  Over the past two to three years natural gas has been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  Although natural gas prices have declined from their recent peak in July, they remain higher than historical averages and we expect natural gas prices will remain volatile into the near future as a result of instability in energy prices generally.  If natural gas prices increase relative to historical average levels, it will continue to have a negative impact on our cost of goods sold. We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with them on an ongoing basis to mitigate our exposure to volatile gas prices.   We have secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day and are working towards securing additional pipeline capacity to accommodate our planned, but indefinitely delayed, expansion.

At December 31, 2008, the Company had forward contracts to purchase approximately 400,000 million British thermal units (MMBTU) of natural gas during the months of January through June 2009 at an average price of approximately $7.85 per MMBTU.

Gross Profit.  Gross profit for fiscal year ended December 31, 2008 was $15,011,562, a 38% decrease from the gross profit of $24,361,958 for the fiscal year ended December 31, 2007.  This decrease is due to the 57% increase in the cost of corn, the 35% increase in the cost of natural gas and the lower of cost or market adjustment of $1,208,962 (see “Cost of Goods Sold” above), partially offset by a $3,324,800 gain recognized from our corn derivative instruments, the 21% increase in the price of ethanol, the 31% increase in the price of distillers grains, and the $1,905,800 gain recognized from our ethanol derivative instruments (see “Revenues” above).

In the fiscal year ended December 31, 2008, our ethanol-corn price spread was approximately $1.40, as compared to a spread of approximately $2.16 for the fiscal year ended December 31, 2007, a 54% decrease.  This decrease in the corn-ethanol spread, coupled with our increase in natural gas costs, partially offset by the hedge gain we recognized in the fiscal year ended December 31, 2008, resulted in a gross profit of $15,011,562, or 11% of sales, as compared to a gross profit of 22% of sales for the fiscal year ended December 31, 2007.  We calculate our spread as the price we receive per gallon of ethanol, multiplied by the number of gallons of ethanol produced per bushel of corn, minus the price we paid per bushel of corn.  The calculation of our spread does not take into account sales of distillers grains or expenses from inputs other than corn, including the natural gas we use to dry our distillers grains.  The spread between the price we receive for our products and the costs of our raw materials may continue to decrease in the future.  The rapidly increasing supply of ethanol may continue to outpace the demand for ethanol, placing additional downward pressure on our selling price and further eroding our margins.  The increased production of ethanol from corn in the industry may contribute to increased demand for corn.  This increased demand may exceed the available supply of corn, thus increasing our costs for corn and reducing our profit margin.  A decrease in profit margin will adversely affect our financial performance.

Operating Expenses.  Operating expenses were $2,971,173 for the fiscal year ended December 31, 2008 as compared to $3,151,166 for the fiscal year ended December 31, 2007.  Operating expenses as a percentage of revenues were 2.1% and 2.8% for fiscal years ended December 31, 2008 and December 31, 2007, respectively.

Operating Income (Loss).  Operating income for the fiscal year ended December 31, 2008 totaled $12,040,389, or 9% of revenues.  Operating income for the fiscal year ended December 31, 2007 totaled $21,210,792, or 19% of revenues.  The decrease in operating income for the fiscal year ended December 31, 2008 compared to the fiscal year ended December 31, 2007 is primarily a result of the net decrease in “Gross Profit” discussed above.

Other Income (Expense).  Our other income (expense) for the fiscal year ended December 31, 2008 was an expense of $461,837 as compared to income of $31,440 for the fiscal year ended December 31, 2007.  Our other income (expense) items for the fiscal years ended December 31, 2008 and December 31, 2007 consisted primarily of interest income, interest expense and net miscellaneous income.  Our decrease in interest expense is attributable to the retirement of our long-term debt in April 2008.  Our decrease in interest income is the result of utilizing previously interest-bearing cash to retire our debt.

Comparison of Fiscal Years Ended December 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for fiscal years ended December 31, 2007 and 2006:

	2007		2006
Statement of Operations Data	Amount	%	Amount	%
Revenues	$111,736,700	100.0	$111,366,602	100.0

Cost of Goods Sold	$87,374,742	78.2	$67,490,129	60.6

Gross Profit	$24,361,958	21.8	$43,876,473	39.4

Operating Expenses	$3,151,166	2.8	$2,970,684	2.7

Operating Income	$21,210,792	19.0	$40,905,789	36.7

Other Income (Expense)	$31,440	0.0	$(887,940)	(0.8)

Net Income	$21,242,232	19.0	$40,017,849	35.9

Revenues.  Revenues from operations for the fiscal year ended December 31, 2007 were relatively unchanged from the previous fiscal year ended December 31, 2006.  In the fiscal year ended December 31, 2007 our revenues totaled $111,736,700, of which ethanol comprised 88% of our revenues and distillers grain sales comprised 12%. In the fiscal year ended December 31, 2006 our revenues totaled $111,366,602, of which ethanol comprised 90% of our revenues and distillers grain sales comprised 10%.

The sales price of our ethanol in the fiscal year ended December 31, 2007 was down approximately 5% from the price for the fiscal year ended December 31, 2006.  The sales price for our distillers grains for the fiscal year ended December 31, 2007 increased approximately 26% from the fiscal year ended December 31, 2006.  Our revenues include a loss of $1,221,061 for the fiscal year ended December 31, 2007 related to our ethanol derivative instruments, as compared to no gain or loss for the fiscal year ended December 31, 2006.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes, affecting our financial performance.

Cost of Goods Sold.  Our cost of goods sold for the fiscal year ended December 31, 2007 totaled $87,374,742 or 78% of revenues, as compared to $67,490,129, or 61% of revenues for the fiscal year ended December 31, 2006.  The 30% increase in cost of goods sold for the fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006 is a net result of a 46% increase in the cost of corn and other ingredients and a 16% increase in electricity, partially offset by a 10% decrease in the cost of production labor and an 8% decrease in the cost of natural gas.  Our decreased cost of production labor is primarily the result of decreased costs in connection with our high earnings reward profit-sharing program.

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

Gross Profit.  Gross profit for the fiscal year ended December 31, 2007 was $24,361,958, a 44% decrease from the gross profit of $43,876,473 for the fiscal year ended December 31, 2006.  This decrease is due primarily to the increases in the price of our raw materials (primarily corn and natural gas) outpacing the increase in the selling price of our ethanol and distillers grains.

In the fiscal year ending December 31, 2007, although the spread between the selling price of the ethanol and distillers grains we sold and the cost of the raw materials required to produce our ethanol was down from the preceding year, we still realized a favorable margin.  Our ethanol-corn price spread was approximately $2.16, as compared to a spread of approximately $3.94 for the fiscal year ended December 31, 2006.

Operating Expenses.  Operating expenses of $3,151,166 for the fiscal year ended December 31, 2007, as compared to $2,970,684 for the fiscal year ended December 31, 2006 remained relatively unchanged, representing 2.8% and 2.7% of our revenues, respectively.

Operating Income.  Operating income for the fiscal year ended December 31, 2007 totaled $21,210,792, or 19.0% of revenues.  Operating income for fiscal year ended December 31, 2006 totaled $40,905,789, or 36.7% of revenues.  The decrease in operating income for the fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006 is primarily a result of the decrease in “Gross Profit” as discussed above.

Other Income (Expense).  Our other income (expense) for the fiscal year ended December 31, 2007 was an income of $31,440, as compared to an expense of $887,940 for the fiscal year ended December 31, 2006.  Our other income (expense) items at December 31, 2007 consisted primarily of interest income, interest expense, and a net loss on investment.  Our other income (expense) items at December 31, 2006 consisted primarily of a net interest expense.  The changes in other income (expense) items were due primarily to an increase in interest income and a decrease in interest expense.

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

Changes in Financial Condition for the Fiscal Year ended December 31, 2008 Compared to the Fiscal Year ended December 31, 2007.

Assets totaled $71,772,871 on December 31, 2008, as compared to $86,538,195 on December 31, 2007.  Current assets totaled $17,222,301 on December 31, 2008, as compared to $33,920,040 on December 31, 2007.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a net result of an increase in cash from operations, less the $12,870,000 cash used for our member distributions in February and August 2008, $14,356,139 cash used to retire our long-term debt in April 2008, $8,410,146 used for capital expenditures and construction in process, and $677,800 used for the repurchase of membership units, (ii) a $1,238,142 increase in our restricted cash related to our margin requirement for our derivative instruments, and (iii) decreases in accounts receivable and prepaid expenses and other current assets, netted against an increase in inventory.

Our investment assets totaled $162,067 on December 31, 2008 as compared to $993,065 on December 31, 2007.  This decrease in our investment assets is the result of an impairment loss of $866,000 in our investment in First Missouri Energy LLC (“FME”) that we recorded in the second quarter of 2008, partially offset by a $48,000 adjustment in the fourth quarter of 2008 to bring the book value to the amount received from FME in February 2009.  During April 2008 we determined that the viability of the First Missouri Energy project in the near future was in question.  We based this determination on the proposals to delay, modify or repeal state and federal subsidies and programs which would have a negative impact on the project.  On January 22, 2009, FME sold the land that it owned for approximately $1,430,000.  On February 20, 2009, FME distributed monies from the sale of the land to its members, including $162,067 to United Wisconsin Grain Producers, LLC.

Current liabilities were $5,613,705 on December 31, 2008, as compared to $5,311,894 on December 31, 2007. This increase is a net result of a $1,258,252 decrease in current maturities of long-term debt related to the retirement of our long-term debt, a $756,793 increase in accounts payable, an addition of an accrued loss on forward contracts of $1,058,536, and a $255,266 decrease in accrued liabilities.  Long term debt, less current maturities, totaled $0 on December 31, 2008, as compared to $13,097,887 on December 31, 2007.  This reduction in long-term debt is also a direct reflection of the retirement of our long-term debt in April 2008.

Members’ equity totaled $66,159,166 on December 31, 2008, as compared to $68,128,414 on December 31, 2007.  This change is a net result of earnings for the fiscal year less the $12,870,000 membership distribution paid out in February and August 2008 and $677,800 paid out for the repurchase of membership units during the year.  On June 11, 2007 the board approved up to $1,000,000 to explore/pursue the option of buying back membership units over the following twelve months.  This repurchase program expired in June 2008.  As of December 31, 2008, we had repurchased of a total of 305 membership units for $901,050 since the inception of the repurchase program.

Changes in Financial Condition for the Fiscal Year ended December 31, 2007 Compared to the Fiscal Year ended December 31, 2006.

Assets totaled $86,538,195 on December 31, 2007, as compared to $84,946,319 on December 31, 2006.  Current assets totaled $33,920,040 on December 31, 2007, as compared to $37,482,095 on December 31, 2006.  Current liabilities totaled $5,311,894 on December 31, 2007, as compared to $5,182,917 on December 31, 2006.  Long term debt, net of current maturities, totaled $13,097,887 on December 31, 2007, as compared to $14,349,980 on December 31, 2006.  Members’ equity totaled $68,128,414 on December 31, 2007, as compared to $65,413,512 on December 31, 2006.

Liquidity and Capital Resources

Comparison of fiscal years ended December 31, 2008 and 2007

The following table shows cash flows for the fiscal years ended December 31, 2008 and 2007:

Fiscal years ended December 31,
	2008	2007
Net cash provided by operating activities	$ 20,939,319	$ 24,694,496
Net cash used in investing activities	$ (9,087,946)	$ (10,453,642)
Net cash used in financing activities	$ (27,226,139)	$ (19,462,571)

Cash Flow Provided by Operations.   The decrease in net cash flow provided from operating activities for the fiscal years ended December 31, 2008 compared to the fiscal years ended December 31, 2007 was primarily due to a decrease in our net income, partially offset by changes in our current assets and current liabilities; specifically, a decrease in accounts receivable, partially offset by an increase in inventory due to higher prices.  Our capital needs are adequately met through cash from our operating activities and our current revolving line of credit.

Cash Flow Used In Investing Activities.  We used $1,365,696 less cash flow in investing activities for the fiscal year ended December 31, 2008 than we did in the fiscal year ended December 31, 2007.  This net decrease in the fiscal year ended December 31, 2008 is due to $765,246 less used in capital expenditures and construction in process payments, no monies used in the purchase of investments, offset by $454,550 more used for the repurchase of membership units as compared to the fiscal year ended December 31, 2007.  The net cash used for investing activities was financed with cash from operations.

On February 12, 2007, our board approved up to a $10 million investment for an approximate 28% ownership interest in a joint venture, First Missouri Energy LLC (“FME”), to construct and operate a 55 million gallon capacity ethanol plant at Cape Girardeau, Missouri.  As of December 31, 2008, we have invested $1,155,000 in this project and do not expect to contribute any additional capital.  In April 2008, we determined that the viability of this project in the near future was in question. We based this determination on the proposals to delay, modify, or repeal state and federal subsidies and programs which would have a negative impact on this project.  Accordingly, we recorded an impairment loss of approximately $866,000 on this investment in the quarter ended June 30, 2008.  On January 22, 2009, FME sold the land that it owned for approximately $1,430,000.  On February 20, 2009, FME distributed monies from the sale of the land to its members, including $162,067 to United Wisconsin Grain Producers, LLC.  See “Subsequent Events” below.  We do not expect to receive any additional proceeds from First Missouri Energy, LLC.

We presently estimate that an additional $28,000,000 will be required to construct Phase II of our capacity expansion, all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  See “Plant Expansion and Construction in Process” below for details regarding additional debt financing.  We expect that Phase II of our expansion will provide additional ethanol production capacity of 30 million gallons per year at our Friesland plant site.  Tightening industry profit margins have led us to put this expansion on hold indefinitely.  We currently estimate the 30 million gallon per year expansion facility will not be complete by the second quarter of 2010, as we had previously projected, due to this indefinite delay.  Utilizing cash generated from operations for the plant expansion, if and when we proceed with the expansion, may impact our ability to pay out future member distributions.  Our financial projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.

Cash Flow Used In Financing Activities.  Our net cash flow used in financing activities for the fiscal year ended December 31, 2008 increased $7,763,568, as compared to expenditures for the fiscal year ended December 31, 2007.  We used cash to pay down our debt by $14,356,139 and $1,158,491 during the fiscal years ended December 31, 2008 and December 31, 2007, respectively.  Our payments during the fiscal year ended December 31, 2008 retired our long-term debt.  During the fiscal year ended December 31, 2008, we made cash distributions to our members in the amount of $12,870,000 as compared to $18,304,080 in the fiscal year ended December 31, 2007.  These distributions were financed with cash from operations.

We expect to have sufficient cash from cash flow generated by continuing operations, our revolving line of credit and cash reserves.  We anticipate obtaining additional debt financing for the purpose of financing approximately 60% of the cost of our regenerative thermal oxidizer and corn oil extraction system project.  However, if we are unable to obtain such debt financing on reasonable terms, we expect to finance these projects with cash from operations.  See “Plant Expansion and Construction in Process” below.  Additionally, if we proceed with our planned expansion to 90 million gallons per year, we will require additional debt financing.  See “Plant Expansion and Construction in Process” below.  Obtaining additional debt financing may be difficult given current conditions in credit markets.  A cash shortage may impact our ability to pay future member distributions.  In the event of a cash shortage, in addition to seeking additional debt financing we may also consider seeking equity financing.

Comparison of the fiscal years ended December 31, 2007 and 2006

The following table shows cash flows for the fiscal years ended December 31, 2007 and 2006:

Fiscal years ended December 31,
	2007	2006
Net cash provided by operating activities	$ 24,694,496	$ 43,914,660
Net cash used in investing activities	$ (10,453,642)	$ (2,242,779)
Net cash used in financing activities	$ (19,462,571)	$ (20,477,027)

Cash Flow Provided by Operations.   Our net cash flow provided from operating activities for the fiscal year ended December 31, 2007 was $24,694,496, as compared to $43,914,660 for the same period the previous year.  The decrease in net cash flow provided from operating activities for the fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006 was primarily due to a decrease in net income.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the fiscal year ended December 31, 2007 constituted expenditures of $10,453,642, as compared to expenditures of $2,242,779 for the same period the previous year.  The increase in expenditures for the fiscal year ended December 31, 2007 compared to the fiscal year ended December 31, 2006 is primarily due to a $7,032,613 increase in capital expenditures and construction in process payments, most of which were for Phase I of our plant expansion to 60 million gallons per year, and the additional $1,055,000 investment in First Missouri Energy project.  The net cash used for investing activities was financed with cash from operations from the current and prior years.

Cash Flow Used In Financing Activities.  We used cash to pay down our debt by $1,158,491 during the fiscal year ended December 31, 2007 compared to $8,965,027 used for debt payments for the fiscal year ended December 31, 2006.  During the fiscal year ended December 31, 2007 we made cash distributions to our members in the aggregate amount of $18,304,080 as compared to the aggregate amount of $11,512,000 during the fiscal year ended December 31, 2006.  These distributions were financed with cash from operations.

Indebtedness

Short-Term and Long-Term Debt Sources

On January 10, 2008 our board voted to retire the balance of our existing long-term debt with Farmers & Merchants Union Bank.  The term loan was subsequently retired on April 24, 2008 using primarily cash from operations.  We expect to obtain additional debt financing of between approximately $14,000,000 and $21,000,000 when we proceed with Phase II of our expansion, which would increase our production capacity to 90 million gallons per year.  However, this expansion has been indefinitely delayed due to tightening industry profit margins.  See “Plant Expansion and Construction in Process” below.

On October 16, 2008 we entered into an agreement with Farmers and Merchants Union Bank to obtain a $5,000,000 revolving line of credit.  This line of credit replaces our previous line of credit with Farmers and Merchants Union Bank.  The interest rate on amounts we borrow under the line of credit is a variable rate of 0.5% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  The interest rate adjusts as and when the index rate changes.  Interest is due monthly on this revolving credit facility.  As of December 31, 2008, we had no borrowings against our revolving line of credit.   No prepayment fees exist on the revolving credit facility.

Our revolving credit facility is subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   As of December 31, 2008, we are in compliance with all of our financial debt covenants.  The revolving line of credit is secured by substantially all of our assets.

Contractual Obligations

The following tables provide information regarding our consolidated contractual obligations and commitments as of December 31, 2008:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years

Operating Lease Obligations (1)	$3,344,183	$545,805	$960,678	$938,400	$899,300
Purchase Obligations (2)	18,693,095	15,795,353	650,732	729,960	1,517,050
Total Contractual Obligations	$22,037,278	$16,341,158	$1,611,410	$1,668,360	$2,416,350

(1)

Operating lease obligations include the lease obligations for the Company’s rail car leases (See Note 9 to the financial statements)

(2)

Purchase obligations primarily consist of forward contracts for corn and natural gas.

Plant Expansion and Construction in Process

In December 2007, we substantially completed an expansion of our plant capacity to 60 million gallons (“Phase I” of our expansion).  We began operating at this expanded capacity in July 2008; however, in September 2008 we began operating at less than full capacity due to tightening industry margins.  Phase I of our expansion increased the capacity of our grind, cook and fermentation systems.  This work was completed on budget ($6.7 million) and financed entirely with cash from operations.  Phase I of our expansion was completed under a Wisconsin Department of Natural Resources construction permit that raised our production limit to 60 million gallons.

We completed the expansion of our grain storage facility from 450,000 bushels to 900,000 bushels in July 2008.  This project was completed on budget ($1,319,000) and financed with cash from operations.  We completed the construction of a new cooling tower in September 2008.  This project was completed on budget ($1,250,000) and financed with cash from operations.  We completed the purchase and installation of additional centrifuges in September 2008.  This project was completed on budget ($1,350,000) and financed with cash from operations.  We completed the expansion of our grain shipping and receiving area in November 2008.  This project was completed on budget ($1,124,000) and financed with cash from operations.  We purchased and installed a new DDGS transportation and cooling system in December 2008.  This project was completed on budget ($2,050,000) and financed with cash from operations.

Our Board approved $3,150,000 for a regenerative thermal oxidizer (RTO) on March 10, 2008.  This project is approximately 50% complete and is expected to be completed in May 2009.  Our Board approved $3,671,300 for a corn oil extraction system project on July 14, 2008.  This project is approximately 30% complete and is expected to be completed in May 2009.  We expect to finance these two projects with a combination of approximately 40% cash from operations and 60% additional debt financing, provided that we can obtain such financing upon reasonable terms.  If we are unable to obtain such debt financing, we expect to finance these two projects entirely with cash from operations, which may negatively impact our ability to pay out future member distributions.

Phase II of our expansion involves the distillation and downstream processing of additional “beer,” the product removed from the fermentors after fermentation is complete.  The total estimated cost of this work, which will increase plant capacity by 30 million gallons, is $28,000,000.  The Board approved $16,700,000 for the development, design and completion of the distillation, dehydration and evaporation components of the Phase II expansion project on June 11, 2007.  The project is approximately 5% complete, which represents the early planning and design work.  We have paid for the work to date with cash from operations.  Phase II of our expansion is presently on hold due to management’s decision to re-examine the energy source and review new technologies, and due to the recent erosion of industry profit margins.  Should this project move forward, the Company expects to finance the project with approximately 40% to 60% debt financing and approximately 40% to 60% cash from operations.  If we are unsuccessful in obtaining debt financing, we will not be able to construct Phase II of our expansion.

Subsequent Events

On January 12, 2009, our board of Directors voted to make a cash distribution of $100 per membership unit, totaling approximately $2,847,500, to our membership unit holders of record as of January 12, 2009.  The distribution was made on approximately February 13, 2009.

On January 22, 2009, First Missouri Energy, LLC, an entity in which the Company had invested, sold the land owned by First Missouri Energy, LLC for approximately $1,430,000.  On February 20, 2009, First Missouri Energy distributed monies from the sale of the land to its members, including $162,067 to United Wisconsin Grain Producers, LLC.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We had the following critical accounting estimates as of the fiscal year ended December 31, 2008, as compared to December 31, 2007, when we had no critical accounting estimates.

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

Our allowance for doubtful accounts as of December 31, 2008 and December 31, 2007 was $59,000 and $69,000, respectively.  These amounts are based on our historical experience and take into account factors such as our marketing agreements in place for the marketing and sale of all of our ethanol and a portion of our distillers grains, the payment due date for such ethanol and distillers grains relative to when our marketers take possession of the products, and our past success in collecting payment for the ethanol and distillers grains sold pursuant to our marketing agreements.  Because our allowance for doubtful accounts is based in part on our assumption that our future collection of accounts will be similar to our historical experiences, we consider this to be a critical accounting estimate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We are exposed to market risk from changes in interest rates.  Exposure to interest rate risk results primarily from holding a revolving line of credit which bears a variable interest rate. As of December 31, 2008, we had no borrowings against our revolving line of credit.  The specifics of our revolving line of credit are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate Debt at 12/31/08	Interest Rate at 12/31/08	Adverse 10% Change in Interest Rates	Annual Adverse Change to Income
$0	4.25%	0.425%	$0

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of December 31, 2008, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2008.  As of December 31, 2008, approximately 14.1% of our estimated corn usage, 27.6% of our anticipated natural gas usage and 21.0% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 12/31/2008	Approximate Adverse Change to Income
Natural Gas	1,050,400	MMBTU	10%	$892,840
Ethanol	31,902,783	Gallons	10%	$6,125,334
Corn	15,884,671	Bushels	10%	$6,750,985

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

United Wisconsin Grain Producers, LLC

Friesland, Wisconsin

We have audited the accompanying balance sheets of United Wisconsin Grain Producers, LLC as of December 31, 2008 and 2007 and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2008, 2007, and 2006.  United Wisconsin Grain Producers, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Wisconsin Grain Producers, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

March 19, 2009

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Balance Sheets

	December 31,	December 31,
ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$9,384,848	$24,759,614
Restricted cash	1,486,525	248,383
Derivative instruments	35,610	5,189
Accounts receivable, net of allowance for doubtful accounts
of $59,000 and $69,000, respectfully	2,354,767	5,486,721
Prepaid expenses and other current assets	400,917	634,869
Inventory	3,559,634	2,785,264
Total current assets	17,222,301	33,920,040

Property, Plant and Equipment
Land and land improvements	6,207,410	5,864,889
Office equipment	607,816	567,547
Buildings	2,447,579	2,192,293
Plant and process equipment	59,626,959	52,812,431
Construction in process	3,864,418	2,906,876
Total property, plant, and equipment	72,754,182	64,344,036
Less accumulated depreciation	18,365,679	12,718,946
Net property, plant and equipment	54,388,503	51,625,090

Other Assets
Investment	162,067	993,065
Total other assets	162,067	993,065

Total Assets	$71,772,871	$86,538,195

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Balance Sheets

	December 31,	December 31,
LIABILITIES AND MEMBERS' EQUITY	2008	2007

Current Liabilities
Current maturities of long-term debt	$-	$1,258,252
Accounts payable	3,654,420	2,841,317
Accounts payable - related party	361,162	417,472
Accrued loss on forward contracts	1,058,536	-
Accrued liabilities	539,587	794,853
Total current liabilities	5,613,705	5,311,894

Long-Term Debt, less current maturities	-	13,097,887

Commitments and Contingencies

Members’ Equity, 28,475 and 28,710 units authorized,
issued, and outstanding, respectively	66,159,166	68,128,414

Total Liabilities and Members’ Equity	$71,772,871	$86,538,195

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenues, including $146,311, $22,267, and $3,861, respectively from related parties	$139,335,829	$111,736,700	$111,366,602

Cost of Goods Sold, including $4,966,566, $3,267,970, and $2,695,337, respectively to related parties	123,115,305	87,374,742	67,490,129
Lower of Cost or Market Adjustment	1,208,962	-	-

Gross Profit	15,011,562	24,361,958	43,876,473

Operating Expenses	2,971,173	3,151,166	2,970,684

Operating Income	12,040,389	21,210,792	40,905,789

Other Income (Expense)
Grant income	-	5,000	-
Interest income	504,480	1,084,679	554,263
Government program income	-	-	393,336
Interest expense	(358,686)	(1,068,539)	(1,338,803)
Equity in net loss of investment	(830,998)	(161,935)	-
Miscellaneous income (expense)	223,367	172,235	(496,736)
Total other income (expense), net	(461,837)	31,440	(887,940)

Net Income	$11,578,552	$21,242,232	$40,017,849

Weighted Average Units Outstanding - Basic and Diluted	28,520	28,767	28,780

Net Income Per Unit - Basic and Diluted	$405.98	$738.42	$1,390.47

Distributions Per Unit - Basic and Diluted	$451.26	$636.29	$400.00

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statement of Changes in Members' Equity

Balance - January 1, 2006	$36,907,663

Net Income	40,017,849

Member Distributions	(11,512,000)

Balance - December 31, 2006	65,413,512

Net Income	21,242,232

Repurchase of 70 Membership units for an average price of $3,189,
September 2007 to November 2007	(223,250)

Member Distributions	(18,304,080)

Balance - December 31, 2007	68,128,414

Net Income	11,578,552

Repurchase of 235 Membership units for an average price of $2,884,
January 2008 to June 2008	(677,800)

Member Distributions	(12,870,000)

Balance - December 31, 2008	$66,159,166

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Cash Flows from Operating Activities
Net Income	$11,578,552	$21,242,232	$40,017,849
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	5,646,733	4,914,526	4,857,026
Write-off of debt issuance costs	-	-	519,406
Provision for losses on accounts receivable	(9,796)	69,000	-
Change in fair value of derivative instruments	(5,230,628)	965,757	(3,183,371)
Equity in net loss of investment	830,998	161,935	-
Changes in assets and liabilities:
Restricted Cash	(1,238,142)	163,204	(331,307)
Derivative instruments	5,200,207	(820,483)	2,944,102
Accounts receivable	3,141,750	(1,257,531)	(721,138)
Inventory	(774,370)	(710,751)	(380,582)
Prepaid expenses and other current assets	233,952	(68,858)	(227,607)
Accounts payable	756,793	586,148	(565,609)
Accrued loss on forward contracts	1,058,536	-	-
Accrued liabilities	(255,266)	(550,683)	985,891
Net cash provided by operating activities	20,939,319	24,694,496	43,914,660

Cash Flows from Investing Activities
Capital expenditures	(27,529)	(7,594,950)	(974,473)
Payments for construction in process	(8,382,617)	(1,580,442)	(1,168,306)
Purchase of investments	-	(1,055,000)	(100,000)
Repurchase of membership units	(677,800)	(223,250)	-
Net cash used in investing activities	(9,087,946)	(10,453,642)	(2,242,779)

Cash Flows from Financing Activities
Payments on long term debt	(14,356,139)	(1,158,491)	(8,965,027)
Payment of member distributions	(12,870,000)	(18,304,080)	(11,512,000)
Net cash used in financing activities	(27,226,139)	(19,462,571)	(20,477,027)

Net Increase (Decrease) in Cash and Cash Equivalents	(15,374,766)	(5,221,717)	21,194,854

Cash and Cash Equivalents– Beginning of Period	24,759,614	29,981,331	8,786,477

Cash and Cash Equivalents– End of Period	$ 9,384,848	$ 24,759,614	$29,981,331

Supplemental Cash Flow Information

Interest expensed	358,686	1,068,539	1,505,913
Interest capitalized	12,634	63,730	-
Total interest paid	$371,320	$1,132,269	$1,505,913

Noncash Investing and Financing Activities
Refinancing of long-term debt	$-	$-	$16,040,376
Transfer of construction in process to property, plant, and equipment	$7,425,075	$-	$-

Notes to Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements of United Wisconsin Grain Producers, LLC have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As used in this report in Form 10-K, the “Company” represents United Wisconsin Grain Producers, LLC (“UWGP”).

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others:  allowances for doubtful accounts, useful lives of property, plant, and equipment, the valuation of derivatives, inventory, inventory purchase commitments, the fair value of our equity-method investment, and long-lived asset impairments.  Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer (the marketing companies as further discussed in Note 14) has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.  Title is generally assumed by the buyer at the end of the Company’s shipping point.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned.  These fees and commissions are recorded net of revenues as they do no provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, are recorded based on the net selling price reported to the Company from the marketer.  Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

The Company records incentives receive, if any, from federal and state programs related to the production of ethanol, as other income, when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.  Interest income is recognized as earned.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2008 and 2007 such funds approximated $8,900,000 and $21,600,000, respectively. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

Restricted Cash

The Company is required to deposit cash into a restricted cash account by the Company’s broker as discussed in Note 5.

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The Company extends credit to customers for sales of ethanol and distillers grain in the normal course of business.  Credit is extended based on an on-going evaluation of a customer’s financial conditions and generally no collateral is required.  Accounts receivable are ordinarily due in 5 to 10 business days for ethanol and 10 days from the invoice date for distillers grain.  If payment is not received on a timely basis in accordance with the Company’s credit terms it is considered past due.  Invoices that remain unpaid after 30 days may bear interest at 18% and are considered delinquent if past due over 120 days.  Delinquent receivables are written off based on credit evaluation and specific circumstances of the customer. At December 31, 2008 and 2007, the Company has established an allowance for doubtful accounts of approximately $59,000 and $69,000, respectively.

Inventory

Inventory is stated at the lower of cost or market on a weighted cost basis. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin. Inventory consists of raw materials, supplies, work in process, and finished goods.  Corn is the primary raw material along with other raw materials. Finished goods consist of ethanol produced and distillers grains.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost.  Depreciation is computed over estimated useful lives by use of the straight-line method.

Asset Description	Years
Land improvements	5-20 years
Buildings	10-30 years
Grain handling equipment	5-15 years
Mechanical equipment	5-15 years
Equipment	5-10 years

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Capitalized Interest

The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year as guided by SFAS 34, Capitalization of Interest Costs. During fiscal year 2008, approximately

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

$12,600 of incurred interest cost was capitalized to property, plant, and equipment.  The Company capitalized interest of $64,000 and $0 during fiscal years 2007 and  2006, respectively.

Derivative Instruments

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Changes in the fair value of undesignated derivatives are recorded in revenue or cost of goods sold based on the commodity being hedged.

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain corn and distillers grains contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in the financial statements.

In order to reduce the risk caused by market fluctuations, the Company occasionally hedges its anticipated corn purchases and ethanol sales by entering into options and futures contracts.  These contracts are used with the intention to fix the purchase price of anticipated requirements of corn in the Company’s ethanol production activities and the related sales price of ethanol.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. The Company does not enter into financial instruments for trading or speculative purposes. The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments.

Government Incentive Payments

For the years ended December 31, 2008, 2007 2006, the Company recorded $0, $0 and $393,336, respectively as government program income in other income from the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  This program enabled the Company to receive payments of up to $7,500,000 per year based on increases in production of ethanol over the previous year.  New production was eligible and was considered increased production.  Payments under the program were subject to pro rata reduction if aggregate payments to all producers in any USDA fiscal year exceeded the annual funding of the program.  As of December 31, 2008, and 2007, the Company had no receivable recorded from the CCC Bioenergy Program. The program was terminated as of June 30, 2006 therefore the Company does not anticipate recording any additional revenue from this program.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, investments, accounts payable, and accrued liabilities approximate fair value due to the short maturity of the instruments.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, its earnings and losses are included in the income tax returns of its members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on November 1, 2008, had no material impact on the Company’s financial condition or results of operations.

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded for the years ending December 31, 2008, 2007, or 2006.

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

Recently Issued, But Not Yet Effective, Accounting Pronouncements

In March of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP clarifies the effective date of SFAS 161. The disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This clarification is effective upon issuance of the FSP in September 2008. The Company is evaluating what effect, if any, SFAS 161 and FSP 133-1 & FIN 44-4 might have on its financial position, operating results, and the related disclosures.

Reclassifications

The presentation of revenues, cost of goods sold, and operating expenses in the statements of operations for 2007 and 2006 have been changed to conform to the classification used in 2008.  These reclassifications had no effect on net income as previously reported.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during fiscal 2008. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales, average 85% of total revenues and corn costs average 75% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which they sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

3. CONCENTRATIONS

The Company has identified certain concentrations that are present in their business operations. The Company’s revenue from ethanol sales is derived from a single customer under the Company’s ethanol marketing agreements described in Note 14. Sales under those agreements accounted for approximately 84%, 89%, and 91% of the Company’s revenues, net of derivative activity, during 2008, 2007, and 2006, respectively. Accordingly, a significant portion of the Company’s receivables are regularly due from that same customer.

The Company has a revenue concentration in that its revenue is generated from the sales of just two products, ethanol and distillers grains.

4.  INVENTORY

Inventory consists of the following at December 31:

	2008	2007
Raw Materials	$ 1,495,032	$ 545,467
Supplies	605,146	496,348
Work in Process	381,988	412,772
Finished goods	1,077,468	1,330,677
Total	$ 3,559,634	$ 2,785,264

The Company performed a lower of cost or market analysis on inventory and determined that the market values of certain inventories were less than their carrying value, attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company recorded a lower of cost or market charge on certain inventories of approximately $150,000, $0, and $0 for the years ended December 31, 2008, 2007 and 2006. The total impairment charge was recorded within the lower of cost or market adjustment in the statement of operations.

5.  DERIVATIVE INSTRUMENTS

At December 31, 2008 and 2007, the Company recorded an asset for derivative instruments related to corn and ethanol option and futures positions of $35,610 and $5,189, respectively.  None of the open positions, at December 31, 2008 or 2007, were designated as hedges.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

The Company recorded the following combined realized and unrealized gains (losses) on hedging activities:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Combined realized and unrealized gain on corn hedging activities	$ 3,324,800	$ 255,300	$ 3,183,000
Combined realized and unrealized gain (loss) on ethanol hedging activities	$ 1,905,800	($ 1,221,000)	$ -

Realized and unrealized gains and losses related to these derivative contracts related to corn purchases are included as a component of cost of goods sold.  Realized and unrealized gains and losses related to derivative contracts that are related to ethanol sales are included as a component of revenues.

The Company is required to maintain cash balances at its broker related to derivative instrument positions.  At December 31, 2008 and 2007, restricted cash totaled $1,486,525 and $248,383, respectively, and is not included in cash and cash equivalents on the balance sheet or the statements of cash flows.

6.  INVESTMENTS

On February 12, 2007, the Company’s directors approved a $10 million equity investment in First Missouri Energy, LLC (“FME”).  FME was formed with the intent to construct a 55 million gallon per year ethanol plant near Cape Girardeau, Missouri. The Company invested $1,155,000 in this project to date and does not plan to invest the additional monies. During April 2008, the Company determined that the viability of this project in the near future was in question.  Accordingly, the Company recorded an impairment loss of approximately $866,000 on this investment in the second quarter of 2008.  As of December 31, 2008 the board of FME was in the process of selling the land and determining amounts owed to creditors. In January 2009, FME received approximately $1.43 million for the sale of the land. In February 2009, the Company received a payment for $162,067 which represented the Company’s proceeds from the remaining assets of FME based on the ownership agreement.

The Company accounted for this investment using the equity method of accounting and recorded a loss on this investment of $830,998 for the fiscal year ending December 31, 2008 and $161,935 for the fiscal year ended December 31, 2007.

7.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008 in accordance with FASB Staff Position 157-2 (FSP 157-2). At the present time, the Company does not have any nonfinancial assets or liabilities that would require fair value recognition or disclosures under SFAS 157.

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations, or cash flows for 2008.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

SFAS 159 permits the Company to irrevocably choose to measure certain financial instruments and other items at fair value. Except for those assets and liabilities which are required to be recorded at fair value the Company elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Company uses valuation techniques in a consistent manner from year-to-year.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Balance Sheet December 31, 2008	Fair Value December 31, 2008	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Derivative Instruments	$ 35,610	$ 35,610	$ 35,610
Investment in First Missouri Energy, LLC	$ 162,067	$ 162,067			$ 162,067

The reconciliation of beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) are as follows:

Investment in First Missouri Energy, LLC

Beginning Balance, January 1, 2008	$ 993,065
Total losses-realized and unrealized
included in earnings	(830,998)
Ending Balance, December 31, 2008	$ 162,067

Total unrealized gains (losses) included in earnings which are attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$ (830,998)

Total gains and losses, both unrealized and realized, included in earnings are reported in the accompanying statement of operations:
Other expense	$ (830,998)

The Company determines the fair value of the certificates of deposits using information provided by the issuing bank, which includes discounted expected cash flows of the certificates. The fair value of the derivative instruments are based on quoted market prices in an active market. The Company’s Level 3 asset consists of the investment in First Missouri Energy, LLC discussed in Note 6.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

8.  BANK FINANCING

On May 25, 2006 the Company closed on a mortgage in the amount of $21,040,376, which included a revolving credit agreement in the amount of $5,000,000, and a term credit agreement in the amount of $16,040,376 with Farmers & Merchants Union Bank to refinance the existing debt with AgStar Financial Services, PCA.  The term debt consists of a five-year business note in the amount of $16,040,376 at a fixed interest rate of 7.4% and requires monthly payments based on a ten-year amortization beginning July 1, 2006.  As of December 31, 2008 and 2007, the Company had outstanding debt of $0 and $14,356,139, respectively, on the term debt and did not have any borrowings on the revolving credit commitment.

On January 10, 2008 the Company voted to retire the balance of the Company’s exiting long-term debt with Farmers & Merchants Union Bank.  The Company retired the term debt in April 2008.

On October 16, 2008 the Company signed a Revolving and Term Credit Agreement with Farmers & Merchants Union Bank replacing the previous agreement.  The agreement is for a revolving loan of $5,000,000 at a variable rate of 0.5% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. The Company has restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.  As of the year ended December 31, 2008 and 2007 the company was in compliance with these covenants.  The Company did not have any outstanding borrowing on the revolving credit commitments as of December 31, 2008.

9.  LEASE OBLIGATIONS

The Company signed a ten-year lease agreement in August 2004 with a leasing company for eighty-five covered hopper rail cars at $460 per month per rail car.

The Company entered into two, five-year rental agreements in April and May of 2005 for two wheel loaders at approximately $1600 per month per wheel loader.

The Company entered into a five-year lease agreement in April 2005 with a bank to lease a rail shuttle wagon at $3,300 per month.

Lease expense for operating leases for the years ending December 31, 2008, 2007, and 2006 was $549,110, $545,883 and 511,409 respectively.

At December 31, 2008 the Company had the following minimum commitments for payment of leases:

2009	$545,805
2010	491,478
2011	469,200
2012	469,200
2013	469,200
Thereafter	899,300
Total	$3,344,183

10.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the seed capital units issued prior to the Company’s initial registered offering.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

 On June 11 2007, the board approved up to $1 million over the next 12 months to explore/pursue the option of redeeming membership units offered for sale at the market price.  As of December 31, 2008, the board approved membership unit redemptions of 305 units totaling $901,050 effective on various dates from September 1, 2007 to June 1, 2008.  The board has not approved any additional spending for the redemption of membership units.

As of December 31, 2008 and 2007, the Company had 28,475 and 28,710 membership units outstanding, respectively.

In February 2006, the Board of Directors declared a cash distribution of $200.00 per membership unit for a total distribution of $5,756,000 to its unit holders of record as of February 10, 2006. The distribution was paid in March 2006.

In July 2006, the Board of Directors declared a cash distribution of $200.00 per membership unit for a total distribution of $5,756,000 to its unit holders of record as of June 30, 2006. The distribution was paid in August 2006.

In January 2007, the Board of Directors declared a cash distribution of $500.00 per membership unit for a total distribution of $14,390,000 to its unit holders of record as of January 9, 2007. The distribution was paid in February 2007.

In July 2007, the Board of Directors declared a cash distribution of $136.00 per membership unit for a total distribution of $3,914,080 to its unit holders of record as of July 10, 2007. The distribution was paid in August 2007.

In January 2008, the Board of Directors declared a cash distribution of $250.00 per membership unit for a total distribution of $7,175,000 to its unit holders of record as of January 10, 2008. The distribution was paid in February 2008.

In July 2008, the Board of Directors declared a cash distribution of $200.00 per membership unit for a total distribution of $5,695,000 to its unit holders of record as of July 14, 2008. The distribution was paid in August 2008.

In January 2009, the Board of Directors declared a cash distribution of $100.00 per membership unit for a total distribution of $2,847,500 to its unit holders of record as of January 12, 2009. The distribution was paid in February 2009.

11.  RELATED PARTY TRANSACTIONS

The Company incurred approximately $72,000, $76,000, and $91,000 in director fees and related expenses of which for the years ended December 31, 2008, 2007, and 2006, respectively. In 2008, the Company purchased approximately $21,850,000 of corn from members which represent approximately 24% of total corn purchased in 2008. In 2007, the Company purchased approximately $15,042,000 of corn from members which represent approximately 26% of total corn purchased in 2007.  In 2006, the Company purchased approximately $11,900,000 from members which represent approximately 31% of corn purchased in 2006.

12.  EMPLOYEE BENEFIT PLANS

The Company has adopted a 401(k) plan effective January 1, 2006 which provides retirement savings options for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  The Company makes a matching contribution based on the participants’ eligible wages.  The Company made matching contributions of approximately $73,000, $70,000 and $36,500 during the years ended December 31, 2008, 2007, and 2006, respectively.  The employer matching portion has a vesting schedule provision.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

The Company implemented a profit sharing employee benefit plan on July 10, 2006 for all eligible employees.  The plan allows for a percentage of the Company’s earnings in excess of a pre-determined amount to be divided between eligible employees and payment to be made six months after it is earned to eligible employees still employed with the Company at the time of payment.  The Company recorded an expense related to this plan of approximately $463,000, $587,000 and $1,273,000 in the years ended December 31, 2008, 2007 and 2006, respectively.  Approximately $77,500 and $232,000 is included in accrued liabilities as of December 31, 2008 and 2007, respectively.

13.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at December 31:

	2008	2007

Financial statement basis of total assets	$71,772,871	$86,538,195

Organizational and start-up costs capitalized	1,836,382	1,836,382
Syndication costs not deductible for tax purposes	506,501	506,501
Accumulated depreciation and amortization	(6,388,995)	(21,873,362)
Unrealized derivative gains	(16,460)	(1,152,891)
Unrealized loss on investment	825,921	161,935
Prepaid expenses deductible for tax purposes	83,981	66,085

Income tax basis of total assets	$68,620,201	$66,082,845

Financial statement basis of total liabilities	$5,613,705	$18,409,791

Loss on forward contracts not deductible for tax purposes	(1,058,536)	-
Accrued expenses not deductible for tax purposes	(297,560)	(625,528)

Income tax basis of total liabilities	$4,257,609	$17,784,263

 14.  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following tables provide information regarding our consolidated contractual obligations and commitments as of December 31, 2008:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years

Operating Lease Obligations (1)	$3,344,183	$545,805	$960,678	$938,400	$899,300
Purchase Obligations (2)	18,693,095	15,795,353	650,732	729,960	1,517,050
Total Contractual Obligations	$22,037,278	$16,341,158	$1,611,410	$1,668,360	$2,416,350

(1)

Operating lease obligations include the Company’s rail car leases (Note 9)

(2)

Purchase obligations primarily include forward contracts for corn, natural gas, and denaturant.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

Utility Agreements

In October 2003, the Company entered into an agreement with an electric cooperative to provide electrical service.  The agreement is in effect for a term of three years after electric service was first provided in January of 2004.  At the anniversary of the commencement of services the agreement automatically extends so that the term again covers a period of three years, unless either party gives written notice of intent not to extend.  Since neither party to the agreement has given such notice, the agreement has extended for an additional three years, through January 2010.

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

Ethanol marketing agreement and major customer

In August 2004, the Company entered into a marketing agreement with an unrelated company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The agreement commenced in May 2005 and was effective for an initial term of 12 months and subsequently continued until December 31, 2007.  The Company paid approximately $367,000 and $383,000 in marketing fees for the years ended December 31, 2007 and 2006 respectively, which is netted against revenues.  The Company sold 100% of its ethanol product under this marketing agreement until December 31, 2007.  During the years ended December 31, 2007 and 2006 sales through that marketer were approximately $99,565,000 and $100,986,000, respectively.  At December 31, 2007 the amount due from that customer included in receivables was approximately $4,568,000.  The Company provided the required notice to terminate this marketing agreement effective December 31, 2007.

In December 2007, the Company entered into a new marketing agreement with an unrelated company for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The agreement commenced on January 1, 2008 and is effective for an initial term of 2 years.  Through this marketing agreement the Company has control of its sales commitments and makes future commitments as it sees fit.  The Company sold 100% of its ethanol product under this marketing agreement during 2008.  During the year ended December 31, 2008 sales through that marketer were approximately $116,766,000.  At December 31, 2008 the amount due from that customer included in receivables was approximately $1,784,400.  At December 31, 2008, the Company had forward contracts to sell 9 million gallons of ethanol for various delivery periods from January 2009 through June 2009.  The prices on these contracts range from $1.65 to $1.98 per gallon or have a basis level established by the Oil Price Information Service (“OPIS”) Chicago ethanol market between -$0.07 and -$0.08.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

of the agreement is indefinite, and the agreement will remain in effect until terminated by either party by providing at least 90 days notice to the other party to the agreement.

Distillers Grains Contracts

At December 31, 2008, the Company had forward dry distillers grains contracts totaling 10,400 ton for various delivery periods from January to September 2009 with a price range of $110 to $170 per ton.  At December 31, 2008 the Company had forward modified wet distillers grains sales contracts totaling 6,700 ton for various delivery periods from January 2009 to May 2009 with a price range of $50 to $77 per ton.

Corn and Natural Gas Contracts

At December 31, 2008, the Company had forward corn purchase contracts totaling 2.7 million bushels for various delivery periods from January 2009 to December 2009, of which approximately 30% are with members.  The prices on these contracts range from $3.10 to $6.73 per bushel or have a basis level established by the CBOT futures between $-0.05 and $-0.28.

Currently, some of these contract prices are above current market prices for corn. Given declining corn and ethanol prices, upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on these purchase commitments of approximately $1,059,000 for the year ended December 31, 2008. The loss was included in the lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future corn and ethanol prices, this loss may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

At December 31, 2008, the Company had forward contracts to purchase approximately 400,000 million British thermal units (MMBTU) of natural gas during the months of January through June 2009 at an average price of approximately $7.85 per MMBTU.

Plant Expansion

As of December 31, 2008 the Company incurred approximately $1.9 million for a regenerative thermal oxidizer expected to cost $3.15 million in total and approximately $365,000 for an oil extraction system expected to cost $3.7 million in total.  Both of these projects are expected to be completed in May 2009.   As of December 31, 2008 the Company incurred approximately $890,000 on the engineering, design, and support piping of a distillation and evaporation system to increase the capacity of this portion of the plant to 90 million gallons per year.  This project is expected to cost $18 million in total but has been placed on hold indefinitely.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Financial Statements

December 31, 2008 and 2007

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2008
Revenues	$34,237,387	$36,188,592	$37,876,941	$31,032,909
Gross profit (loss)	8,446,421	12,555,077	(5,441,563)	(548,373)
Operating income (loss)	7,493,018	11,603,914	(6,122,648)	(933,895)
Net income (loss)	7,492,547	10,868,890	(5,975,347)	(807,538)
Basic and diluted earnings (loss) per unit	261.66	381.39	(209.85)	(27.22)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2007
Revenues	$29,001,792	$28,187,346	$26,579,028	$27,968,534
Gross profit	7,925,844	6,662,034	4,911,917	4,862,163
Operating income	7,160,226	5,775,498	4,221,247	4,053,821
Net income	7,142,869	5,694,717	4,251,754	4,152,892
Basic and diluted earnings per unit	248.19	197.87	147.74	144.62

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of our 2008 fiscal year that was identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On October 16, 2008 we entered into an agreement with Farmers and Merchants Union Bank to obtain a $5,000,000 revolving line of credit.  The agreement is attached to this annual report on Form 10-K as Exhibit 10.3.  This line of credit replaces our previous line of credit with Farmers and Merchants Union Bank.  The interest rate on amounts we borrow under the line of credit is a variable rate of 0.5% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  The interest rate adjusts as and when the index rate changes.  Interest is due monthly on this revolving credit facility.  As of December 31, 2008, we had no borrowings against our revolving line of credit.   No prepayment fees exist on the revolving credit facility.  Our revolving credit facility is subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   As of December 31, 2008, we are in compliance with all of our financial debt covenants.  The revolving line of credit is secured by substantially all of our assets.

On January 13, 2009, we entered into an employment agreement with our Chief Executive Officer, Jeff Robertson.  The agreement is attached to this annual report on Form 10-K as Exhibit 10.4.  The agreement is effective as of January 1, 2009 and is for a term of two years.  The agreement provides for a base salary of $250,000 and an annual bonus equal to two percent of the Company’s earnings in excess of 125% of the Company’s target EBITDA.  In addition, under the agreement Mr. Robertson is eligible to participate in the Company’s incentive program, health and dental insurance plans, 401(k) plan and disability benefit plan.  The agreement also requires the Company to pay for a corporate golf membership, subject to cost approval by the Company’s Compensation Committee.  The Company may terminate the employment of Mr. Robertson for just cause or the death or disability of Mr. Robertson, paying his salary on a prorated basis to the date of termination.  If Mr. Robertson is terminated for any other reason, or if there is a sale of the assets of the Company and the purchaser does not assume Mr. Robertson’s employment agreement or negotiate a new agreement acceptable to him, the Company must provide twelve (12) months’ notice to Mr. Robertson, or pay to Mr. Robertson the value of six (6) months’ salary and benefits, plus bonuses earned through the date of termination.  In addition to the terms mentioned in the previous sentence, in the event of a sale of the assets of the Company and if Mr. Robertson continues in full employment until released by the Board of Directors, he is entitled to receive an additional $200,000.  Mr. Robertson’s employment agreement was negotiated with and approved by the Company’s Compensation Committee, and later approved by the full Board of Directors.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to our definitive proxy statement filed with the Securities and Exchange Commission on
March 18, 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)

Financial Statements

The financial statements appear beginning at page 43 of this report.

(2)

Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)

Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s registration statement on Form SB-2 filed with the Commission on July 10, 2002.
3.2	Amended and Restated Operating Agreement of the registrant.		Exhibit 3.2 to the registrant’s Form 10-QSB filed with the Commission on August 15, 2005.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant’s registration statement on Form SB-2 filed with the Commission on February 7, 2003.
10.1	Distiller’s Grain Marketing Agreement dated October 1, 2007 between the registrant and CHS Inc. +		Exhibit 10.16 to the registrant’s Form 10-K filed with the Commission on March 18, 2008.
10.2	Ethanol Purchase and Sale Agreement dated December 12, 2007 between the registrant and Noble Americas Corp. +		Exhibit 10.17 to the registrant’s Form 10-K filed with the Commission on March 18, 2008.
10.3	Revolving and Term Credit Agreement dated October 16, 2008 between the registrant and Farmers & Merchants Union Bank.	X
10.4	Employment Agreement dated January 13, 2009 between the registrant and Jeff Robertson.	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	March 19, 2009	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	March 19, 2009	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

March 19, 2009

/s/ William R. Herrmann

William R. Herrmann, President and Director

Date:

March 19, 2009

/s/ Robert J. Miller

Robert J. Miller, Vice President and Director

Date:

March 19, 2009

/s/ Robert T. Lange

Robert T. Lange, Secretary and Director

Date:

March 19, 2009

/s/ Carl T. Benck

Carl T. Benck, Director

Date:

March 19, 2009

___________________________________________

Calvin L. Dalton, Director

Date:

March 19, 2009

___________________________________________

Jerry H. Franz, Director

Date:

March 19, 2009

/s/ Thomas J. Hanley

Thomas J. Hanley, Director

Date:

March 19, 2009

___________________________________________

Kevin M. Roche, Director

Date:

March 19, 2009

/s/ Berwyn G. Westra

Berwyn G. Westra, Director

EXHIBIT INDEX

Exhibit No.	Description
10.3	Revolving and Term Credit Agreement dated October 16, 2008 between the registrant and Farmers & Merchants Union Bank.
10.4	Employment Agreement dated January 13, 2009 between the registrant and Jeff Robertson.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)
32.1	Certificate Pursuant to 18 U.S.C. Section 1350
32.2	Certificate Pursuant to 18 U.S.C. Section 1350