Form 10-Q
period 2009-03-15
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2009-05-15
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes ☐No

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

As of May 7, 2009, there were 28,475 membership units outstanding.

INDEX

Page No.

PART I.     FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.  Controls and Procedures

22

PART II.  OTHER INFORMATION

23

Item 1.  Legal Proceedings

23

Item 1A.  Risk Factors

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.  Defaults Upon Senior Securities

23

Item 4.  Submission of Matters to a Vote of Security Holders

23

Item 5.  Other Information

23

Item 6.  Exhibits

23

SIGNATURES

24

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash and cash equivalents	$2,566,902	$9,384,848
Restricted cash	1,078,604	1,486,525
Derivative instruments	722,739	35,610
Accounts receivable, net of allowance for doubtful
accounts of $59,000	2,889,832	2,354,767
Prepaid expenses and other current assets	254,928	400,917
Inventory	4,742,873	3,559,634
Total current assets	12,255,878	17,222,301

Property, Plant and Equipment
Land and land improvements	6,207,410	6,207,410
Office equipment	611,016	607,816
Buildings	2,447,579	2,447,579
Plant and process equipment	59,626,959	59,626,959
Construction in process	4,934,545	3,864,418
Total property, plant, and equipment	73,827,509	72,754,182
Less accumulated depreciation	19,947,355	18,365,679
Net property, plant and equipment	53,880,154	54,388,503

Other Assets
Investment	-	162,067
Total other assets	-	162,067

Total Assets	$66,136,032	$71,772,871

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2009	December 31, 2008
	(Unaudited)

Current Liabilities
Accounts payable	$2,106,573	$3,654,420
Accounts payable - related party	1,928	361,162
Accrued loss on forward contracts	-	1,058,536
Accrued liabilities	487,959	539,587
Total current liabilities	2,596,460	5,613,705

Commitments and Contingencies

Members’ Equity, 28,475 units authorized,
issued and outstanding	63,539,572	66,159,166

Total Liabilities and Members’ Equity	$66,136,032	$71,772,871

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations
(Unaudited)

	Quarter Ended	Quarter Ended
	March 31, 2009	March 31, 2008

Revenues, including $27,230 and $29,339, respectively from related parties	$22,963,164	$34,237,387

Cost of Goods Sold, including $935,377 and $455,687, respectively to related parties	21,996,516	25,790,966

Gross Profit	966,648	8,446,421

Operating Expenses	807,709	953,403

Operating Income	158,939	7,493,018

Other Income (Expense)
Interest income	31,941	269,110
Interest expense	-	(268,669)
Equity in net loss of investment	-	(13,079)
Miscellaneous income, net	37,026	12,167
Total other income (expense), net	68,967	(471)

Net Income	$227,906	$7,492,547

Weighted Average Units Outstanding - Basic and Diluted	28,475	28,635

Net Income Per Unit - Basic and Diluted	$8.00	$261.66

Distribution Per Unit - Basic and Diluted	$100.00	$250.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Cash Flows
(Unaudited)

	Quarter Ended	Quarter Ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities
Net Income	$227,906	$7,492,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,581,676	1,370,101
Provision for losses on accounts receivable	-	11,850
Change in fair value of derivative instruments	1,055,205	(2,709,752)
Equity in net loss of investment	-	13,079
Changes in assets and liabilities:
Restricted cash	407,921	(1,904,420)
Derivative instruments	(1,742,334)	353,603
Accounts receivable	(535,065)	(127,992)
Inventory	(1,183,239)	(870,817)
Prepaid expenses and other current assets	145,989	(91,524)
Accounts payable	(1,429,831)	(692,384)
Accrued loss on forward contracts	(1,058,536)	-
Accrued liabilities	(51,628)	214,352
Net cash (used in) provided by operating activities	(2,581,936)	3,058,643

Cash Flows from Investing Activities
Capital expenditures	(3,200)	(1,405)
Payments for construction in process	(1,547,377)	-
Proceeds from (payments for) investment	162,067	(1,142,168)
Net cash used in investing activities	(1,388,510)	(1,143,573)

Cash Flows from Financing Activities
Net proceeds from revolving line of credit	-	1,585,961
Payments on long term debt	-	(305,658)
Repurchase of membership units	-	(560,700)
Payment of member distribution	(2,847,500)	(7,175,000)
Net cash used in financing activities	(2,847,500)	(6,455,397)

Net Decrease in Cash and Cash Equivalents	(6,817,946)	(4,540,327)

Cash and Cash Equivalents– Beginning of Period	9,384,848	24,759,614

Cash and Cash Equivalents– End of Period	$2,566,902	$20,219,287

Supplemental Cash Flow Information

Interest expensed	$-	$268,669
Interest capitalized	-	12,634
Total interest paid	$-	$281,303

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed balance sheet as of December 31, 2008 is derived from audited financial statements.  The unaudited interim condensed financial statements of United Wisconsin Grain Producers, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of their financial position and results of operations and cash flows.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended December 31, 2008 filed on Form 10-K with the SEC.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles in the United States of America.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for the following significant matters, among others:  allowances for doubtful accounts, useful lives of property, plant, and equipment, the valuation of derivatives, inventory, inventory purchase commitments, and long-lived asset impairments.  Actual results may differ from previously estimated amounts, and such differences may be material to our financial statements.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned.  These fees and commissions are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, are recorded based on the net selling price reported to the Company from the marketer.  Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

The Company records incentives received, if any, from federal and state programs related to the production of ethanol, as other income, when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.  Interest income is recognized as earned.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations.  The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009

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

During the first quarter of 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS Statement No. 133 (SFAS 161).  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this statement effective in the three months ended March 31, 2009.  See further discussion in Note 4.

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during fiscal 2008 and into 2009.  These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, average approximately 85% of total revenues and corn costs average approximately 75% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn.  The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, and unleaded gasoline prices and the petroleum markets as a whole.  Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol.  Our largest cost of production is corn.  The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

3.  INVENTORY

Inventory consists of the following:

	March 31, 2009	December 31, 2008*
Raw Materials	$ 2,567,220	$ 1,495,032
Supplies	604,598	605,146
Work in Process	341,901	381,988
Finished goods	1,229,154	1,077,468
Total	$ 4,742,873	$ 3,559,634

*Derived from audited financial statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009

4.  DERIVATIVE INSTRUMENTS

As of March 31, 2009, the Company has entered into corn and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge.  While the Company does not typically designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge.  The Company does not enter into derivative transactions for trading purposes.

In order to reduce the risk caused by market fluctuations, the Company occasionally hedges its anticipated corn purchases and ethanol sales by entering into options and futures contracts.  These contracts are used with the intention to fix the purchase price of anticipated requirements of corn in the Company’s ethanol production activities and the related sales price of ethanol.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets.  Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses.  Gains and losses from ethanol related derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of revenue.  Gains and losses from corn derivative instruments, including unrealized changes in the fair value of these positions, are included in the results of operations and are classified as a component of costs of good sold.  The Company does not enter into financial instruments for trading or speculative purposes.  The Company records withdrawals and payments against the trade equity of derivative instruments as a reduction or increase in the value of the derivative instruments.

As of March 31, 2009, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 812,000 gallons that were entered into to hedge forecasted ethanol sales through March 2010.  As of March 31, 2009, the total notional amount of the Company’s outstanding corn derivative instruments of approximately, 5,200,000 bushels that were entered into to hedge forecasted corn purchases through September 2009.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at March 31, 2009, none of which are designated as hedging instruments under SFAS 133:

	Balance Sheet Location	Assets	Liabilities
Corn Contracts	Derivative Instruments	$724,500	$-
Ethanol Contracts	Derivative Instruments	-	(1,761)
Totals		$724,500	$(1,761)

In addition, as of March 31, 2009, the Company maintains approximately $1,079,000 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments under SFAS 133:

	Statement of Operations Location	Three-Months Ended March 31, 2009	Three-Months Ended March 31, 2008
Ethanol Contracts	Revenue	$10,886	$34
Corn Contracts	Cost of goods sold	1,055,205	2,709,786
Total Gain		$1,066,091	$2,709,786

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009

5.  FAIR VALUE MEASUREMENTS

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

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations, or cash flows for 2009.

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

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Balance Sheet March 31, 2009	Fair Value March 31, 2009	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Derivative Instruments	$ 722,739	$ 722,739	$ 722,739

The fair value of the derivative instruments are based on quoted market prices in an active market.

6.  BANK FINANCING

On October 16, 2008 the Company signed a Revolving and Term Credit Agreement with Farmers & Merchants Union Bank replacing the previous agreement.  The agreement was for a revolving loan of $5,000,000 at a variable rate of 0.5% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  Borrowings under the Credit Agreement were secured by substantially all of the assets of the Company.  The Company had restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.  As of the three months ended March 31, 2009 and year ended December 31, 2008 the Company was in compliance with these covenants.  The Company did not have any outstanding borrowing on the revolving credit commitments as of March 31, 2009 or December 31, 2008.

On April 2, 2009 the Company signed a Revolving and Term Credit Agreement with Farmers & Merchants Union Bank replacing the above agreement, which is discussed further in Note 10.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009

7.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the seed capital units issued prior to the Company’s initial registered offering.  As of March 31, 2009 and December 31, 2008, the Company had 28,475 membership units outstanding.

In January 2009, the Board of Directors declared a cash distribution of $100.00 per membership unit for a total distribution of $2,847,500 to its unit holders of record as of January 12, 2009. The distribution was paid in February 2009.

8.  RELATED PARTY TRANSACTIONS

In the three months ending March 31, 2009, the Company purchased approximately $5.5 million of corn from members, which represents approximately 29% of total corn purchased in the three month period.  In the three months ending March 31, 2008, the Company purchased approximately $5.3 million of corn from members, which represents approximately 25% of total corn purchased in the three month period.

9.  COMMITMENTS AND CONTINGENCIES

Distillers Grains Contracts

At March 31, 2009, the Company had forward dry distillers grains contracts totaling 9,800 tons for various delivery periods from April 2009 to December 2009 with a price range of $101 to $165 per ton.  At March 31, 2009 the Company had forward modified wet distillers grains sales contracts totaling 32,000 tons for various delivery periods from April 2009 to March 2010 with a price range of $40 to $58 per ton.

Corn and Natural Gas Contracts

At March 31, 2009, the Company had forward corn purchase contracts totaling 5.6 million bushels for various delivery periods from April 2009 to March 2010, of which approximately 20% are with members.  The prices on these contracts range from $3.29 to $6.32 per bushel or have a basis level established by the CBOT futures between $0.10 and $-0.35.

At March 31, 2009, the Company had forward contracts to purchase approximately 300,000 million British thermal units (MMBTU) of natural gas during the months of April 2009 through June 2009 at an average price of approximately $6.10 per MMBTU.

Plant Expansion

As of March 31, 2009 the Company incurred approximately $2.7 million for a regenerative thermal oxidizer expected to cost $3.15 million in total and approximately $654,000 for an oil extraction system expected to cost $3.7 million in total.  Both of these projects are expected to be completed in July 2009.   As of March 31, 2009 the Company incurred approximately $890,000 on the engineering, design, and support piping of a distillation and evaporation system to increase the capacity of this portion of the plant to 90 million gallons per year.  This project is expected to cost $18 million in total but has been placed on hold indefinitely.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009

10.  SUBSEQUENT EVENTS

On April 2, 2009 the Company signed a Revolving and Term Credit Agreement with Farmers & Merchants Union Bank to increase their revolving line of credit to $10,000,000 and borrow an additional $4,000,000 under a new term loan agreement.

The Company’s new line of credit replaces their previous line of credit with Farmers & Merchants Union Bank and increases the revolving line of credit from $5,000,000 to $10,000,000.  The interest rate on amounts they borrow under the line of credit is a variable rate of 2.0% over the highest US Prime Rate as published in the Wall Street Journal “Money Table.”  The interest rate adjusts as and when the index rate changes.  Interest is due monthly on this revolving credit facility.  No prepayment fees exist on the revolving credit facility; however, the Company is required to pay a commitment fee equal to 0.50% per year of the average daily unused portion of the line of credit.  The maturity date of the line of credit is April 1, 2012.

The Company’s $4,000,000 term loan is at a fixed interest rate of 6.25%.  The term loan requires the Company to pay monthly payments of accrued interest until November 1, 2009.  Starting on that date, they are required to make 59 equal monthly payments of principal and interest in the amount of $77,975, followed by one final payment of the unpaid principal and all accrued interest remaining on the date the note evidencing the term loan is due, October 1, 2014.  If the Company prepays the term loan, they must pay a prepayment penalty of 1.0% of the outstanding loan balance, unless they can establish that the source of the prepayment is derived from business operations.  Additionally, the Company was required to pay a loan origination fee equal to 10 basis points.

Borrowing under both Credit Agreements are secured by substantially of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum financial rations and limitations on capital expenditures, investments and distributions.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended March 31, 2009 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2008, including the financial statements and notes and Management’s Discussion and Analysis contained within that report.

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

Overview

References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  United Wisconsin Grain Producers, LLC is a Wisconsin limited liability company that owns and manages the business and day-to-day operations of a 60 million gallon per year (“MGY”) ethanol plant near Friesland, Wisconsin.  The ethanol plant was originally constructed as a 40 MGY facility, but in late 2007 the plant’s production capacity was expanded to 60 MGY.  We began operating at this expanded production capacity in July 2008; however, in September 2008 we began operating at less than full capacity due to tightening industry margins.  We may continue to operate at levels less than full capacity as the ethanol industry undergoes supply and demand corrections.

We anticipate further increasing our production capacity in the future to 90 million gallons per year; however, this additional expansion has been put on hold indefinitely pending management’s review of new technologies and due to the recent erosion of industry profit margins.

We have been engaged in the production of ethanol and distillers grains at our plant near Friesland, Wisconsin since May 2005. Our revenues are derived from the sale and distribution of ethanol and distillers grains throughout the continental United States and overseas. In fiscal year 2009, we anticipate producing approximately 52 million gallons of ethanol and 153,000 tons of distillers grains from approximately 18 million bushels of corn. However, there is no guarantee that we will be able to operate at these production levels.  Additionally, we may choose not to operate at these production levels due to tightening industry margins.  In the future, we expect to derive additional revenues from the extraction and sale of corn oil.

We are subject to industry-wide factors that affect our operating and financial performance.  Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly corn and natural gas.  Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products.  However, in 2007 surplus ethanol supplies resulting from increased industry production capacity put significant downward pressure on ethanol prices, even as unleaded gasoline prices increased.  More recently ethanol prices have correlated more closely with the price of corn.  In addition, the price of ethanol is generally influenced by factors such as general economic conditions, the weather, the season, and government policies and programs.  The price of distillers grains is generally influenced by supply and demand, seasonal fluctuations and the price of substitute livestock feed, such as corn and soybean meal and other animal feed proteins.  Recently, distillers grains pricing has faced downward pressure due to a reduction in exports.  In addition, our revenues are also impacted by factors such as our dependence on one or a few major customers who purchase and distribute our primary product; the intensely competitive nature of our industry; possible legislative changes at the federal, state and/or local level and changes in federal ethanol tax incentives.

Our two largest costs of production are corn and natural gas.  Both of these costs are affected by factors largely out of our control.  Corn prices have declined from their record high prices in mid 2008 but still remain at prices higher than historical averages.  The price of corn is affected primarily by the market’s perception of supply and demand factors such as crop production, industry year-end inventories, exports, government policies and programs, risk management and weather.  The growth of the ethanol industry itself has increased the average price of corn and is expected to continue to support the increased average price of corn as demand for corn continues to rise.  Natural gas prices fluctuate with the energy complex in general, but also have independent cost factors such as weather in the production areas, production disruption, storage levels, pipeline capacity and weather in use areas.  Natural gas prices have declined since mid 2008; however, there is no guarantee natural gas prices will remain at these lower levels.  We expect the price of natural gas to continue to correlate with the energy spectrum in general.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

We expect to fund our operations during the next twelve months using cash flow from continuing operations and our credit facilities.  We expect to continue ongoing research and development activities in the next twelve months in the form of commissioning studies on internal energy generation in conjunction with our planned plant production capacity increases, in particular the possibility of using post-fermentation corn solids or other renewable fuel as an energy source, thereby offsetting our natural gas usage.  Due in part to this ongoing evaluation and analysis work, we have postponed the commencement date for the planned 60 to 90 MGY capacity increase (“Phase II” of our expansion) because our energy technology choice will impact the design of the 30 MGY capacity expansion.  Tightening industry profit margins have also caused us to indefinitely delay proceeding with Phase II of our expansion.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009 (Unaudited)		Three months ended March 31, 2008 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$22,963,164	100.0	$34,237,387	100.0

Cost of Goods Sold	$21,996,516	95.8	$25,790,966	75.3

Gross Profit	$966,648	4.2	$8,446,421	24.7

Operating Expenses	$807,709	3.5	$953,403	2.8

Operating Income	$158,939	0.7	$7,493,018	21.9

Other Income (Expense)	$68,967	0.3	$(471)	0.0

Net Income	$227,906	1.0	$7,492,547	21.9

Revenues.  Revenues from operations for the three months ended March 31, 2009 totaled $22,963,164.  In the three months ended March 31, 2009 ethanol comprised approximately 82.6% of our revenues and distillers grain sales (DGS) comprised approximately 17.4% of our revenues.  Revenues from operations for the three months ended March 31, 2008 totaled $34,237,387 of which ethanol comprised approximately 84% and distillers grains comprised approximately 16%.  The 33% decrease in revenues for the three months ended March 31, 2009 as compared to the same period in the previous year is due to a 16% decrease in gallons of ethanol sold, a 5% decrease in tons of distillers grain sold, a 22% decrease in the price of ethanol and a 22% decrease in the price of distillers grains.

The 16% decrease in gallons of ethanol sold and the 5% decrease in tons of distillers grain sold in the three months ended March 31, 2009 over the same quarter in 2008 is due to an intentional slowing of production due to reduced profit margins during the quarter.

The 22% decrease in the price of ethanol in the three months ended March 31, 2009 compared to the price for the three months ended March 31, 2008 is due to the decline of ethanol markets since record highs in mid 2008.  Ethanol prices have trended lower but still remain higher than historical averages due to a continued economic incentive for gasoline blenders to blend ethanol and the Renewable Fuel Standard’s ethanol blending requirement.  However, management believes the industry will need to continue to grow demand (or reduce production) in order to increase or sustain current prices.  According to the Renewable Fuels Association, as of May 7, 2009 there were 196 ethanol plants in operation nationwide with the capacity to produce more than 12.62 billion gallons of ethanol annually, with an additional 16 new plants and five expansions under construction expected to add an additional estimated 1.89 billion gallons of annual production capacity in the next 12 to 18 months.  Unless this new supply is equally met with increased demand, ethanol prices may be pressured downward.  If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.

Our revenues include a gain of $10,886 for the three months ended March 31, 2009 compared to a loss of $33 for the three months ended March 31, 2008 related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes, affecting our financial performance.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.   These instruments are the primary tools of our risk management program for ethanol revenues.  At March 31, 2009, the Company had forward contracts to sell 11.1 million gallons of ethanol for various delivery periods from April 2009 through September 2009.  The prices on these contracts range from $1.44 to $1.65 per gallon or have a basis level established by the Oil Price Information Service (“OPIS”) Chicago ethanol market of -$0.06.

The average sales price for our distillers grains for the three months ended March 31, 2009 was down 22% compared to the three months ended March 31, 2008.  Decreased corn prices, lower soybean meal prices and an increase in DDGS suppliers to export markets has placed downward pressure on distillers grains prices.   Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources changes significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grains prices.  At March 31, 2009, the Company had forward dry distillers grains contracts totaling 9,800 ton for various delivery periods from April 2009 to December 2009 with a price range of $101 to $165 per ton, and forward modified wet distillers grains sales contracts totaling 32,000 ton for various delivery periods from April 2009 to March 2010 with a price range of $40 to $58 per ton.

In the future, we expect to derive additional revenues from the extraction and sale of corn oil.  We expect to complete our corn oil extraction project, and begin marketing corn oil, in July 2009.  See “Plant Expansion and Construction in Process” below for additional details regarding our corn oil extraction project.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three months ended March 31, 2009 totaled $21,996,516 as compared to $25,790,966 for the three months ended March 31, 2008.  The 15% decrease in cost of goods sold in the three months ended March 31, 2009 as compared to the same period in 2008 is a result of a 16% decrease in the volume of corn purchased, a 15% decrease in the volume of natural gas purchased, a 2% decrease in the price of corn, an 8% decrease in the price of natural gas and a $1,055,205 gain from our hedging activities related to our corn-related derivative instruments.

The 16% decrease in the volume of corn purchased is due to the intentional slowing of production as a result of reduced profit margins during the quarter.  The average corn price for the three months ended March 31, 2009 was 2% lower than the average for the three months ended March 31, 2008.  Corn prices have declined from their peak in mid 2008 but remain higher than historical averages.  Management believes corn prices could remain higher than historical average prices due to a tight supply and demand situation.  According to the USDA’s planting intentions report, producers intend to plant approximately one million fewer acres to corn in 2009 as compared to 2008.  Following the USDA March 31, 2009 acreage report, ProExporter projected corn demand to increase by 600 million bushels due to a 400 million bushel increase in the corn ground for ethanol because of the increased RFS mandate and a nearly 200 million bushel increase in corn exports.  This combination of decreased acres planted to corn and increased demand for corn is expected to place a heavy burden on corn yields this growing season.  Weather will again play a critical role in determining corn prices, and may lead to volatility in the corn futures market throughout the growing season.  We expect our cost of feedstock to continue to remain higher than historic levels.

Our cost of goods sold includes a gain of $1,055,205 for the three months ended March 31, 2009 related to our corn-related derivative instruments as compared to a gain of $2,709,786 for the three months ended March 31, 2008.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.  As of March 31, 2009, the Company had forward corn purchase contracts totaling 5.6 million bushels for various delivery periods from April 2009 to March 2010.  The prices on these contracts range from $3.29 to $6.32 per bushel or have a basis level established by the CBOT futures between $0.10 and $-0.35.

Natural gas is also an important input to our manufacturing process.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  The price of our natural gas decreased 8% for the three months ended March 31, 2009 as compared to the same period in 2008.  The volume of natural gas we used decreased 15% due to the intentional slowing of production during the three months as discussed above.  These decreases in price and volume required resulted in a 22% decrease in the cost of natural gas in the three months ended March 31, 2009 as compared to the same period in 2008. We expect our natural gas usage to be approximately 140,000 MMBTU per month when producing ethanol at a rate of 60 million gallons per year; however, as noted above, we have intentionally slowed production due to reduced industry profit margins.  We have secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day and are working towards securing additional pipeline capacity to accommodate our planned, but indefinitely delayed, expansion.

Over the past two to three years natural gas has been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  Although natural gas prices have declined from their peak in mid 2008, we expect natural gas prices to remain higher than historic levels given the higher prices of energy sources generally.  If natural gas prices remain high relative to historical average levels, it will continue to have a negative impact on our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with these parties on an ongoing basis to mitigate our exposure to volatile gas prices.  As of March 31, 2009, the Company had forward contracts to purchase approximately 300,000 MMBTU of natural gas during the months of April 2009 through June 2009 at an average price of approximately $6.10 per MMBTU.

Gross Profit.  Gross profit for the three months ended March 31 2009 was $966,648, an 89% decrease from the gross profit of $8,446,421 for the three months ended March 31, 2008.  This decrease is due primarily to the 22% decrease in the price of ethanol (see “Revenues” above).

In the three months ending March 31, 2009, our ethanol-corn price spread was approximately $0.39, as compared to a spread of approximately $1.64 for the same period in 2008, a 76% decrease.  Our gross profit margins for the three months ended March 31, 2009 and 2008 were approximately 4.2% and approximately 24.7%, respectively.  We calculate our spread as the price we receive per gallon of ethanol, multiplied by the number of gallons of ethanol produced per bushel of corn, minus the price we paid per bushel of corn.  The calculation of our spread does not take into account sales of distillers grains or expenses from inputs other than corn, including the natural gas we use to dry our distillers grains.  The spread between the price we receive for our products and the costs of our raw materials may not continue at a favorable rate in the future.  The potentially increasing supply of ethanol may continue to outpace the demand for ethanol, placing additional downward pressure on our selling price and further eroding our margins.  The increased production of ethanol from corn may contribute to the already increasing demand for corn and put pressure on corn supplies, thereby increasing our cost of corn and reducing our profit margin.  A decrease in profit margin will adversely affect our financial performance.

Operating Expenses.  Operating expenses were $807,709 for the three months ended March 31, 2009 as compared to $953,403 for three months ended March 31, 2008.  The 15% decrease in operating expenses is primarily a net result of a decrease in general and administrative labor expense and insurance, partially offset by an increase in professional fees and other administrative expenses for the three months ended March 31, 2009 over the same period in 2008.  Operating expenses as a percentage of revenues were 3.5% and 2.8% for the three months ended March 31, 2009 and March 31, 2008, respectively.

Operating Income.  Operating income for three months ended March 31, 2009 totaled $158,939, or 0.7% of revenues.  Operating income for the three months ended March 31, 2008 totaled $7,493,018, or 21.9% of revenues.  The decrease in operating income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is primarily a result of the decrease in “Revenues” and “Gross Profit” (discussed above).

Other Income (Expense).  Our other income (expense) for the three months ended March 31, 2009 was an income of $68,967 as compared to an expense of $471 for the three months ended March 31, 2008.  Our other income (expense) items at March 31, 2009 consisted primarily of interest and miscellaneous income.  Our other income (expense) items at March 31, 2008 consisted primarily of a net interest expense.  The changes in other income (expense) items were due primarily to a decrease in interest expense due to the payment of the balance of our long term debt in April 2008.

Changes in Financial Condition for the three months ended March 31, 2009 Compared to the Fiscal Year ended December 31, 2008.

Assets totaled $66,136,032 on March 31, 2009, as compared to $71,772,871 on December 31, 2008.  Current assets totaled $12,255,878 on March 31, 2009, as compared to $17,222,301 on December 31, 2008.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a result of a decrease in cash from operations, the $2,847,500 cash used for our member distributions in February 2009, and approximately $1,550,000 used for capital expenditures and construction in process, (ii) a $279,208 net increase in our restricted cash and derivative instruments and (iii) an $1,183,239 increase in our inventory balance.

Current liabilities were $2,596,460 on March 31, 2009, as compared to $5,613,705 on December 31, 2008. This decrease is primarily a result of a reduction in our accounts payable and accrued liabilities.

Members’ equity totaled $63,539,572 on March 31, 2009, as compared to $66,159,166 on December 31, 2008.  This change is a net result of earnings for the three months less the $2,847,500 membership distribution paid out in February 2009.

Liquidity and Capital Resources

Comparison of the three months ended March 31, 2009 and 2008

The following table shows cash flows for the three months ended March 31, 2009 and 2008:

	Three months ended March 31
	2009	2008
Net cash (used in) provided by operating activities	$(2,581,936)	$3,058,643
Net cash used in investing activities	$(1,388,510)	$(1,143,573)
Net cash used in financing activities	$(2,847,500)	$(6,455,397)

Cash Flow Provided by Operations.  Our net cash flow used in operating activities for the three months ended March 31, 2009 was an expenditure of $2,581,510, as compared to net cash flow of $3,058,643 for the same quarter the previous year.  The decrease in net cash flow provided from operating activities for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to the change in net income discussed in “Revenues” and “Gross Profit” above. Our capital needs are adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the three months ended March 31, 2009 constituted expenditures of $1,388,510, as compared to expenditures of $1,143,573 for the three months ended March 31, 2008.  During the three months ended March 31, 2009, First Missouri Energy, LLC, an entity in which the Company had invested, sold the land owned by First Missouri Energy, LLC for approximately $1,430,000.  These monies were distributed to the members of First Missouri Energy, including $162,067 to United Wisconsin Grain Producers, LLC.

Management estimates that approximately $550,000 in capital expenditures will be made in the next three months to complete the regenerative thermal oxidizer project, bringing the expected total cost to approximately $3,150,000 as approved by our board on March 10, 2008.  Also, approximately $3,000,000 in capital expenditures will be made to complete the corn oil extraction system, a $3,670,000 project approved by our board on July 14, 2008.  Both of these projects are expected to be complete by July 2009.

We presently estimate that an additional $28,000,000 will be required to construct Phase II of our capacity expansion, all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  See “Plant Expansion and Construction in Process” below.  We expect that Phase II of our expansion will provide additional ethanol production capacity of 30 million gallons per year at our Friesland plant site.  Tightening industry profit margins have led us to put this expansion on hold indefinitely.  We currently estimate the 30 million gallon per year expansion facility will not be complete by the second quarter of 2010, as we had previously projected, due to the indefinite delay.  Utilizing cash generated from operations for the plant expansion, if and when we proceed with the expansion, may impact our ability to pay out future member distributions.  Our projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.

Cash Flow Used In Financing Activities.  Our net cash flow used in financing activities for the three months ended March 31, 2009 constituted expenditures of $2,847,500, as compared to expenditures of $6,455,397 for the three months ended March 31, 2008.    During the three months ended March 31, 2009, we made cash distributions to our members in the amount of $2,847,500 as compared to $7,175,000 in the three months ended March 31, 2008.  These distributions were financed with cash from operations.

Short-Term and Long-Term Debt Sources

On January 10, 2008 our board voted to retire the balance of our existing long-term debt with Farmers & Merchants Union Bank.  The term loan was subsequently retired on April 24, 2008 using primarily cash from operations.  We expect to obtain additional debt financing of between approximately $14,000,000 and $21,000,000 when and if we proceed with Phase II of our expansion, which would increase our production capacity to 90 million gallons per year.  However, this expansion has been indefinitely delayed due to tightening industry profit margins.  See “Plant Expansion and Construction in Process” below.

On October 16, 2008 we entered into an agreement with Farmers & Merchants Union Bank to obtain a $5,000,000 revolving line of credit.  The interest rate on amounts we borrow under the line of credit is a variable rate of 0.5% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  The interest rate adjusts as and when the index rate changes.  Interest is due monthly on this revolving credit facility.  As of March 31, 2009, we had no borrowings against our revolving line of credit.  No prepayment fees exist on the revolving credit facility.

Our revolving credit facility is subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum tangible net worth of $24,000,000 and to increase our tangible net worth annually by the lesser of $500,000 or an amount equal to retained earnings.  Our owners’ equity is to be at least 45% of tangible net assets and we must maintain a working capital position of at least $4,000,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 65% of the previous year’s net income, excluding state and federal incentive payments.   As of March 31, 2009, we are in compliance with all of our financial debt covenants.  The revolving line of credit is secured by substantially all of our assets.

On April 2, 2009 we signed agreements with Farmers & Merchants Union Bank to increase our revolving line of credit to $10,000,000 and borrow an additional $4,000,000.  These credit facilities are further discussed in “Subsequent Events” below.

Plant Expansion and Construction in Process

Our Board approved $3,150,000 for a regenerative thermal oxidizer (RTO) on March 10, 2008.  This project is approximately 75% complete and is expected to be completed in July 2009.  Our Board approved $3,671,000 for a corn oil extraction system project on July 14, 2008.  The project is approximately 40% complete and is expected to be completed in July 2009.  We expect to finance these two projects with a combination of approximately 40% cash from operations and 60% debt financing.

In December 2007, we substantially completed an expansion of our plant capacity to 60 million gallons (“Phase I” of our expansion).  We began operating at this expanded capacity in July 2008; however, in September 2008 we began operating at less than full capacity due to tightening industry margins.  Phase I of our expansion increased the capacity of our grind, cook and fermentations systems.  Phase II of our expansion involves the distillation and downstream process on additional “beer,” the product removed from the fermentors after fermentation is complete.  The total estimated cost of this work, which will increase plant capacity by 30 million gallons, is $28,000,000.  The Board approved $16,700,000 for the development, design and completion of the distillation, dehydration and evaporation components of the Phase II expansion project on June 11, 2007.  The project is approximately 5% complete, which represents the early planning and design work.  We have paid for the work to date with cash from operations.  Phase II of our expansion is presently on hold due to management’s decision to re-examine the energy source and review new technologies, and due to the recent erosion of industry profit margins.  Should this project move forward, the Company expects to finance the project with approximately 40% to 60% debt financing and approximately 40% to 60% cash from operations.  If we are unsuccessful in obtaining debt financing, we will not be able to construct Phase II of our expansion.

Subsequent Events

On April 2, 2009 we signed agreements with Farmers & Merchants Union Bank to increase our revolving line of credit to $10,000,000 and borrow an additional $4,000,000.  Our new line of credit replaces our previous line of credit with Farmers & Merchants Union Bank and increases our revolving line of credit from $5,000,000 to $10,000,000.  The interest rate on amounts we borrow under the line of credit is a variable rate of 2.0% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  The interest rate adjusts as and when the index rate changes.  Interest is due monthly on this revolving credit facility.  No prepayment fees exist on the revolving credit facility; however, we are required to pay a commitment fee equal to 0.50% per year of the average daily unused portion of the line of credit.  The maturity date of our line of credit is April 1, 2012.  Our revolving credit facility is subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum book value net worth of $50,000,000 and maintain a monthly working capital position of $7,500,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 50% of the previous year’s net income, excluding state and federal incentive payments.  Finally, we are prohibited from making investments not directly for the benefit of our existing plant site.  The revolving line of credit is secured by substantially all of our assets.

Our $4,000,000 term loan is at a fixed interest rate of 6.25%.  The term loan requires us to pay monthly payments of accrued interest until November 1, 2009.  Starting on that date, we are required to make 59 equal monthly payments of principal and interest in the amount of $77,975, followed by one final payment of the unpaid principal and all acrued interest remaining on the date the note evidencing the term loan is due, October 1, 2014.  If we prepay the term loan, we must pay a prepayment penalty of 1.0% of the outstanding loan balance, unless we can establish that the source of the prepayment is derived from our business operations.  Additionally, we were required to pay a loan origination fee equal to 10 basis points.  Our term loan is subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum book value net worth of $50,000,000 and maintain a monthly working capital position of $7,500,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 50% of the previous year’s net income, excluding state and federal incentive payments.  Finally, we are prohibited from making investments not directly for the benefit of our existing plant site.  The term loan is secured by substantially all of our assets.

Our agreements with Farmers & Merchants Union Bank with respect to our new revolving line of credit and term loan are attached to this quarterly report on Form 10-Q as Exhibits 10.1 and 10.2, respectively.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We had the following critical accounting estimates as of the three months ended March 31, 2009.

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

Our allowance for doubtful accounts was $59,000 at both March 31, 2009 and December 31, 2008.  These amounts are based on our historical experience and take into account factors such as our marketing agreements in place for the marketing and sale of all of our ethanol and a portion of our distillers grains, the payment due date for such ethanol and distillers grains relative to when our marketers take possession of the products, and our past success in collecting payment for the ethanol and distillers grains sold pursuant to our marketing agreements.  Because our allowance for doubtful accounts is based in part on our assumption that our future collection of accounts will be similar to our historical experiences, we consider this to be a critical accounting estimate.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates.  At March 31, 2009, our exposure to interest rate risk resulted primarily from holding a revolving line of credit which bears a variable interest rate. As of March 31, 2009, we had no borrowings against our revolving line of credit.  On April 2, 2009, we signed an agreement for a new revolving line of credit, which also bears a variable interest rate, replacing our previous line of credit.  Our $4,000,000 term loan has a fixed interest rate.  The specifics of our revolving line of credit and term loan are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate Debt at 3/31/09	Interest Rate at 3/31/09	Adverse 10% Change in Interest Rates	Annual Adverse Change to Income
$0	5.25%	0.525%	$0

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of March 31, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2009.  As of March 31, 2009, approximately 30% of our estimated corn usage, 20% of our anticipated natural gas usage and 20% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 3/31/2009	Approximate Adverse Change to Income
Natural Gas	1,184,000	MMBTU	10%	$828,800
Ethanol	41,198,000	Gallons	10%	$7,415,640
Corn	14,130,769	Bushels	10%	$5,652,308

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

The risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed. Please refer to the risk factors set forth in our Annual Report on Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

 Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

(a)

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit

10.1	Revolving and Term Credit Agreement dated April 2, 2009 between the registrant and Farmers & Merchants Union Bank.
10.2	Revolving and Term Credit Agreement dated April 2, 2009 between the registrant and Farmers & Merchants Union Bank.
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	May 15, 2009	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2009	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Revolving and Term Credit Agreement dated April 2, 2009 between the registrant and Farmers & Merchants Union Bank.
10.2	Revolving and Term Credit Agreement dated April 2, 2009 between the registrant and Farmers & Merchants Union Bank.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate Pursuant to 18 U.S.C. Section 1350.
32.2	Certificate Pursuant to 18 U.S.C. Section 1350.