Form 10-Q
period 2009-06-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2009-08-14
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

OR

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

☐ Yes ☐No

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

As of August 1, 2009, there were 28,475 membership units outstanding.

INDEX

Page No.

PART I.     FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.  Contr ols and Procedures

24

PART II.  OTHER INFOR MATION

25

Item 1.  Legal Proceedings

25

Item 1A.  Risk Factors

25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.  Defaults Upon Senior Securities

25

Item 4.  Submission of Matters to a Vote of Security Holders

25

Item 5.  Other Information

25

Item 6.  Exhibits

25

SIGNATURES

26

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash and cash equivalents	$4,342,186	$9,384,848
Restricted cash	3,974,250	1,486,525
Derivative instruments	1,851,563	35,610
Accounts receivable, net of allowance for doubtful
accounts of $54,000 and $59,000, respectively	3,419,729	2,354,767
Prepaid expenses and other current assets	183,841	400,917
Inventory	3,509,809	3,559,634
Total current assets	17,281,378	17,222,301

Property, Plant and Equipment
Land and land improvements	6,207,410	6,207,410
Office equipment	611,016	607,816
Buildings	2,447,579	2,447,579
Plant and process equipment	59,633,448	59,626,959
Construction in process	6,664,231	3,864,418
Total property, plant, and equipment	75,563,684	72,754,182
Less accumulated depreciation	21,545,067	18,365,679
Net property, plant and equipment	54,018,617	54,388,503

Other Assets
Investment	-	162,067
Total other assets	-	162,067

Total Assets	$71,299,995	$71,772,871

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2009	December 31, 2008
	(Unaudited)

Current Liabilities
Revolving line of credit	$50,000	$-
Current maturities of long-term debt	331,486	-
Derivative instruments	4,530,706	-
Accounts payable	1,814,303	4,015,582
Accrued loss of forward contracts	-	1,058,536
Accrued liabilities	430,737	539,587
Total current liabilities	7,157,232	5,613,705

Long-Term Debt, less current maturities	2,525,514	-

Commitments and Contingencies

Members’ Equity, 28,475 units authorized,
issued and outstanding	61,617,249	66,159,166

Total Liabilities and Members’ Equity	$71,299,995	$71,772,871

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations
(Unaudited)

	Quarter Ended	Quarter Ended
	June 30, 2009	June 30, 2008

Revenues	$27,882,887	$36,188,592

Cost of Goods Sold	29,348,568	23,633,515

Gross Margin	(1,465,681)	12,555,077

Operating Expenses	660,277	951,163

Operating (Loss) Income	(2,125,958)	11,603,914

Other Income (Expense)
Interest income	15,108	107,281
Interest expense	(23,487)	(61,846)
Equity in net gain (loss) of investment	915	(866,000)
Miscellaneous income, net	211,099	85,541
Total other income (expense), net	203,635	(735,024)

Net (Loss) Income	$(1,922,323)	$10,868,890

Weighted Average Units Outstanding - Basic and Diluted	28,475	28,498

Net (Loss) Income Per Unit - Basic and Diluted	$(67.51)	$381.39

Distribution Per Unit - Basic and Diluted	$-	$-

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Revenues	$50,846,051	$70,425,979

Cost of Goods Sold	51,345,083	49,424,481

Gross Margin	(499,032)	21,001,498

Operating Expenses	1,467,986	1,904,566

Operating (Loss) Income	(1,967,018)	19,096,932

Other Income (Expense)
Interest income	47,048	376,392
Interest expense	(23,487)	(330,515)
Equity in net gain (loss) of investment	915	(879,079)
Miscellaneous income, net	248,125	97,707
Total other income (expense), net	272,601	(735,495)

Net (Loss) Income	$(1,694,417)	$18,361,437

Weighted Average Units Outstanding - Basic and Diluted	28,475	28,566

Net (Loss) Income Per Unit - Basic and Diluted	$(59.51)	$642.77

Distribution Per Unit - Basic and Diluted	$100.00	$250.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities
Net Income (Loss)	$(1,694,417)	$18,361,437
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,179,388	2,762,320
Provision for losses on accounts receivable	(5,256)	25,624
Change in fair value of derivative instruments	(953,144)	(11,924,647)
Equity in net loss of investment	-	879,079
Changes in operating assets and liabilities:
Restricted cash	(2,487,725)	(1,515,442)
Derivative instruments	3,667,897	9,039,973
Accounts receivable	(1,059,706)	88,856
Inventory	49,825	(2,954,041)
Prepaid expenses and other current assets	217,076	394,157
Accounts payable	(2,201,279)	643,433
Accrued loss on forward contracts	(1,058,536)	-
Accrued liabilities	(108,850)	282,173
Net cash (used in) provided by operating activities	(2,454,727)	16,082,922

Cash Flows from Investing Activities
Capital expenditures	(9,689)	(1,534,967)
Payments for construction in process	(2,799,813)	(2,431,873)
Proceeds from investment	162,067	-
Net cash used in investing activities	(2,647,435)	(3,966,840)

Cash Flows from Financing Activities
Net proceeds from revolving line of credit	50,000	-
Proceeds from long term debt	2,857,000	-
Payments on long term debt	-	(14,356,139)
Repurchase of membership units	-	(677,800)
Payment of member distribution	(2,847,500)	(7,175,000)
Net cash provided by (used in) financing activities	59,500	(22,208,939)

Net Decrease in Cash and Cash Equivalents	(5,042,662)	(10,092,857)

Cash and Cash Equivalents– Beginning of Period	9,384,848	24,759,614

Cash and Cash Equivalents– End of Period	$4,342,186	$14,666,757

Supplemental Cash Flow Information
Interest expensed	$23,487	$330,515
Interest capitalized	-	12,634
Total interest paid	$23,487	$343,149

Noncash Financing Activities
Construction in process in accounts payable	$577,782	$279,341
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed balance sheet as of December 31, 2008 is derived from audited financial statements.  The unaudited interim condensed financial statements of United Wisconsin Grain Producers, LLC (the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of their financial position and results of operations and cash flows.  The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended December 31, 2008 filed on Form 10-K with the SEC.

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

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations.  The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  (“SFAS No. 133”).  SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009

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

During the first quarter of 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS Statement No. 133 (“SFAS 161”).  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this statement effective in the three months ended March 31, 2009.  See further discussion in Note 4.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of the instruments.  The Company believes the carrying amount of the line of credit and fixed rate term loan approximates the fair value due to the minimal change in interest rates from the inception of the loans in April 2009.

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions such as what the Company experienced during 2008 and into 2009.  These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales, average approximately 85% of total revenues and corn costs average approximately 75% of cost of goods sold.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009

3.  INVENTORY

Inventory consists of the following:

	June 30, 2009 (unaudited)	December 31, 2008*
Raw Materials	$ 1,501,106	$ 1,495,032
Supplies	609,123	605,146
Work in Process	405,522	381,988
Finished goods	994,058	1,077,468
Total	$ 3,509,809	$ 3,559,634

*Derived from audited financial statements.

4.  DERIVATIVE INSTRUMENTS

As of June 30, 2009, the Company has entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge.  While the Company does not typically designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge.  The Company does not enter into derivative transactions for trading purposes.

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

As of June 30, 2009, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 12,280,000 gallons that were entered into to hedge forecasted ethanol sales through March 2010.  As of June 30, 2009, the total notional amount of the Company’s outstanding corn derivative instruments of approximately, 13,910,000 bushels that were entered into to hedge forecasted corn purchases through March 2010.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009

The following tables provide details regarding the Company’s derivative instruments at June 30, 2009, none of which are designated as hedging instruments under SFAS 133:

	Balance Sheet Location	Assets		Liabilities
Corn Contracts	Derivative Instruments	$		$(4,530,706)
Ethanol Contracts	Derivative Instruments		1,851,563
Totals			$1,851,563	$(4,530,706)

In addition, as of June 30, 2009, the Company maintains approximately $3,974,250 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments under SFAS 133:

	Statement of Operations Location	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months ended June 30, 2009	Six Months Ended June 30, 2008
Ethanol Contracts	Revenue	$1,684,800	$-	$1,695,686	$(34)
Corn Contracts	Cost of goods sold	(3,704,035)	9,214,861	(2,648,830)	11,924,647
Total Gain (Loss)		$(2,019,235)	$9,214,861	$(953,144)	$11,924,613

5.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”) and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008 in accordance with FASB Staff Position 157-2 (“FSP 157-2”).  At the present time, the Company does not have any nonfinancial assets or liabilities that would require fair value recognition or disclosures under SFAS 157.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Balance Sheet June 30, 2009	Fair Value June 30, 2009	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Derivative Instruments	$1,851,563	$1,851,563	$1,851,563
Derivative Instruments	$(4,530,706)	$(4,530,706)	$(4,530,706)

The fair value of the derivative instruments are based on quoted market prices in an active market.

6.  BANK FINANCING

On April 2, 2009 the Company signed a Revolving and Term Credit Agreement with Farmers & Merchants Union Bank, increasing the Company’s revolving line of credit with Farmers & Merchants Union Bank from $5,000,000 to $10,000,000.  The Company also signed another Revolving and Term Credit Agreement with Farmers & Merchants Union Bank on April 2, 2009 for a $4,000,000 term loan.

The Company’s new revolving line of credit replaces the Company’s previous line of credit with Farmers & Merchants Union Bank executed on October 16, 2008.  The interest rate on amounts the Company borrows under the new line of credit is a variable rate equal to 2.0% over the highest US Prime Rate as published in the Wall Street Journal “Money Table.”  The interest rate adjusts as and when the index rate changes.  Interest is due monthly on this revolving credit facility.  No prepayment fees exist on the revolving credit facility; however, the Company is required to pay a commitment fee equal to 0.50% per year of the average daily unused portion of the line of credit.  The maturity date of the line of credit is April 1, 2012.

The Company’s previous line of credit had a variable interest rate equal to 0.5% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  At June 30, 2009 and December 31, 2008, the Company had $50,000 and $0, respectively, outstanding on the revolving line of credit in effect on those dates.

The Company’s $4,000,000 term loan is at a fixed interest rate of 6.25%.  The term loan requires the Company to pay monthly payments of accrued interest until November 1, 2009.  Starting on that date, the Company is required to make 59 equal monthly payments of principal and interest in the amount of $77,975, followed by one final payment of the unpaid principal and all accrued interest remaining on the date the note evidencing the term loan is due, October 1, 2014.  If the Company prepays the term loan, it must pay a prepayment penalty of 1.0% of the outstanding loan balance, unless the Company can establish that the source of the prepayment is derived from cash flows from business operations.  The Company was required to pay a loan origination fee equal to 10 basis points.  Although our term loan is in the amount of $4,000,000, as of June 30, 2009, we have been advanced only $2,857,000 of this amount.  At June 30, 2009 and December 31, 2008, the Company had $2,857,000 and $0, respectively, outstanding on the term loan.

Borrowings under our revolving line of credit and our term loan are secured by substantially all of the assets of the Company.  Our revolving credit facility and our term loan are subject to restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.  As of the three and six month periods ended June 30, 2009 and year ended December 31, 2008, the Company was in compliance with these covenants.

7.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the 1,440 seed capital units issued prior to the Company’s initial registered offering for a total of 29,440.  As of June 30, 2009 and December 31, 2008, the Company had 28,475 membership units outstanding.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

June 30, 2009

8.  COMMITMENTS AND CONTINGENCIES

Distillers Grains Contracts

At June 30, 2009, the Company had forward dry distillers grains sales contracts totaling 6,300 tons for various delivery periods from July 2009 to December 2009 with a price range of $102 to $155 per ton.  At June 30, 2009 the Company had forward modified wet distillers grains sales contracts totaling 23,000 tons for various delivery periods from July 2009 to March 2010 with a price range of $40 to $58 per ton.

Corn and Natural Gas Contracts

At June 30, 2009, the Company had forward corn purchase contracts totaling 5.9 million bushels for various delivery periods from July 2009 to November 2010.  The prices on these contracts range from $3.29 to $4.38 per bushel or have a basis level established by the CBOT futures between $0.10 and $-0.25.

At June 30, 2009, the Company had forward contracts to purchase approximately 1 million British thermal units (MMBTU) of natural gas during the months of July 2009 through June 2010 at an average price of approximately $5.29 per MMBTU.

Plant Expansion

As of June 30, 2009, the Company incurred approximately $2,900,000 for a regenerative thermal oxidizer expected to cost $3,150,000 in total and approximately $2,600,000 for an oil extraction system expected to cost $3,700,000 in total.  Both of these projects were completed in July 2009.   As of June 30, 2009, the Company incurred approximately $890,000 on the engineering, design, and support piping of a distillation and evaporation system to increase the capacity of this portion of the plant to 90 million gallons per year.  This project is expected to cost $18,000,000 in total but has been placed on hold indefinitely.

9.  SUBSEQUENT EVENTS

On July 16, 2009 the Company began operating the oil extraction system.

The Company has evaluated subsequent events through August 14, 2009, the date which the financial statements were available to be issued.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended June 30, 2009 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2008, including the financial statements and notes and Management’s Discussion and Analysis contained within that report.

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

Overview

References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  United Wisconsin Grain Producers, LLC is a Wisconsin limited liability company that owns and manages the business and day-to-day operations of a 60 million gallon per year (“MGY”) ethanol plant near Friesland, Wisconsin.  The ethanol plant was originally constructed as a 40 MGY facility, but in late 2007 the plant’s production capacity was expanded to 60 MGY.  We began operating at this expanded production capacity in July 2008; however, in September 2008 we began operating at less than full capacity due to tightening industry margins.  During the three month and six month periods ended June 30, 2009, we produced approximately 14,000,000 and 25,800,000 gallons of ethanol, respectively, compared to the same periods in 2008 when we produced approximately 13,500,000 and 27,500,000 gallons of ethanol, respectively.  In March of 2009 we returned to operating at full capacity; however, we may choose to operate at levels less than full capacity as the ethanol industry undergoes supply and demand corrections.

We anticipate further increasing our production capacity in the future to 90 million gallons per year; however, this additional expansion has been put on hold indefinitely pending management’s review of new technologies and due to the recent erosion of industry profit margins.

We have been engaged in the production of ethanol and distillers grains at our plant near Friesland, Wisconsin since May 2005. Our revenues are derived from the sale and distribution of ethanol and distillers grains throughout the continental United States and overseas. In fiscal year 2009, we anticipate producing approximately 53 million gallons of ethanol and 153,000 tons of distillers grains from approximately 18 million bushels of corn. However, there is no guarantee that we will be able to operate at these production levels.  Additionally, we may choose not to operate at these production levels due to tightening industry margins.  In the future, we expect to derive additional revenues from the extraction and sale of corn oil, as we began operating our corn oil extraction system in July 2009.

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

We expect to fund our operations during the next twelve months using cash flow from continuing operations and our credit facilities.  We expect to continue ongoing research and development activities in the next twelve months in the form of commissioning studies on internal energy generation in conjunction with our planned plant production capacity increase, in particular the possibility of using post-fermentation corn solids or other renewable fuel as an energy source, thereby offsetting our natural gas usage.  Due in part to this ongoing evaluation and analysis work, we have postponed the commencement date for the planned 60 to 90 MGY capacity increase (“Phase II” of our expansion) because our energy technology choice will impact the design of the 30 MGY capacity expansion.  Tightening industry profit margins have also caused us to indefinitely delay proceeding with Phase II of our expansion.

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009 (Unaudited)			Three months ended June 30, 2008 (Unaudited)
Income Statement Data	Amount		%	Amount		%
Revenues		$27,882,887	100.0		$36,188,592	100.0

Cost of Goods Sold		$29,348,568	105.2		$23,633,515	65.3

Gross Margin	$	(1,465,681)	(5.2)		$12,555,077	34.7

Operating Expenses		$660,277	2.4		$951,163	2.6

Operating Income (Loss)	$	(2,125,958)	(7.6)		$11,603,914	32.1

Other Income (Expense)		$203,635	0.7	$	(735,024)	2.1

Net Income (Loss)	$	(1,922,323)	(6.9)		$10,868,890	30.0

Revenues.  Revenues from operations for the three months ended June 30, 2009 totaled $27,882,887.  In the three months ended June 30, 2009 ethanol sales comprised approximately 83.3% of our revenues and distillers grain sales (DGS) comprised approximately 16.7% of our revenues.  Revenues from operations for the three months ended June 30, 2008 totaled $36,188,592 of which ethanol sales comprised approximately 84.5% and distillers grains sales comprised approximately 15.5%.  The 23% decrease in revenues for the three months ended June 30, 2009 as compared to the same period in the previous year is due primarily to a 32% decrease in the price of ethanol and a 14% decrease in the price of distillers grains.

The 32% decrease in the price of ethanol in the three months ended June 30, 2009 compared to the price for the three months ended June 30, 2008 is due to the decline of ethanol markets since record highs in mid 2008.  Ethanol prices have trended lower but still remain higher than historical averages due to a continued economic incentive for gasoline blenders to blend ethanol and the relatively firm price of gasoline.  However, management believes the industry will need to continue to grow demand (or reduce production) in order to increase or sustain current prices.  According to the Renewable Fuels Association, as of July 14, 2009 there were 197 ethanol plants (184 in operation) nationwide with the capacity to produce more than 12.62 billion gallons of ethanol annually, with an additional 15 new plants and five expansions under construction expected to add an additional estimated 1.84 billion gallons of annual production capacity in the next 12 to 18 months.  Unless this new supply is equally met with increased demand, ethanol prices may be pressured downward.  If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.  On June 4, 2009, we provided notice to our ethanol marketer of the termination of our ethanol marketing agreement, effective as of the end of the initial two-year term of the agreement in January 2010 ..

Our revenues include a gain of $1,684,800 for the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008 related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes, affecting our financial performance.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.  These instruments are the primary tools of our risk management program for ethanol revenues.  At June 30, 2009, the Company had forward contracts to sell 13.8 million gallons of ethanol for various delivery periods from July 2009 through September 2009.  The prices on these contracts range from $1.63 to $1.65 per gallon or have a basis level established by the Oil Price Information Service (“OPIS”) Chicago ethanol market of -$0.06.

The average sales price for our distillers grains for the three months ended June 30, 2009 was down 14% compared to the three months ended June 30, 2008.  Decreased corn prices, lower soybean meal prices and an increase in DDGS suppliers to export markets have placed downward pressure on distillers grains prices.   Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources changes significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grains prices.  At June 30, 2009, the Company had forward dry distillers grains contracts totaling 6,300 tons for various delivery periods from July 2009 to December 2009 with a price range of $102 to $155 per ton, and forward modified wet distillers grains sales contracts totaling 23,000 tons for various delivery periods from July 2009 to March 2010 with a price range of $40 to $58 per ton.

In the future, we expect to derive additional revenues from the extraction and sale of corn oil ..  On July 16, 2009 we began operation of our corn oil extraction system.   See “ Plant Expansion and Construction in Process” below for additional details regarding our corn oil extraction project.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three months ended June 30, 2009 totaled $29,348,568 as compared to $23,633,515 for the three months ended June 30, 2008.  The 24% increase in cost of goods sold in the three months ended June 30, 2009 as compared to the same period in 2008 is primarily a net result of a 19% decrease in the price of corn, a 41% decrease in the price of natural gas and an approximate $3,700,000 loss from our hedging activities related to our corn-related derivative instruments compared to a gain of approximately $9,200,000 from hedging activities related to our corn-related derivative instruments in the same three months the previous year.

The average corn price for the three months ended June 30, 2009 was 19% lower than the average for the three months ended June 30, 2008.  Corn prices have declined from their peak in mid 2008 but remain higher than historical averages.  Management believes corn prices could remain higher than historical average prices due to uncertainty surrounding acres planted and slow maturation due to cooler than normal temperatures.  According to the USDA’s June 30 , 2009 report, producers planted one million more acres to corn in 2009 than 2008, with a projected a crop of nearly 12.5 billion bushels.  However, the USDA’s most recent World Agricultural Supply and Demand estimates published on August 12, 2009, projects on even larger 2009 corn crop of 12.8 billion bushels.   This season’s late planting date and cooler than normal temperatures thus far this growing season has crop development running well behind normal, putting the crops in the northern Midwest at risk of early frost damage.  Pro-Exporter, following the June 30 USDA report, projected the carryout for corn to increase from approximately one billion to two billion bushels due to the increase in corn acres.  Supplies of that magnitude would likely help keep corn prices lower than we have experienced in recent years.  However , the remaining summer weather will again play a critical role in determining corn prices, and may lead to volatility in the corn futures market throughout the growing season.  We expect our cost of feedstock to continue to remain higher than historic levels.

Our cost of goods sold includes a loss of $3,704,035 for the three months ended June 30, 2009 related to our corn-related derivative instruments as compared to a gain of $9,214,861 for the three months ended June 30, 2008.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.  As of June 30, 2009, the Company had forward corn purchase contracts totaling 5.9 million bushels for various delivery periods from July 2009 to November 2010.  The prices on these contracts range from $3.29 to $4.38 per bushel or have a basis level established by the CBOT futures between $0.10 and $-0.25.

Natural gas is also an important input to our manufacturing process.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  The price of our natural gas decreased 41% for the three months ended June 30, 2009 as compared to the same period in 2008.   A 7.5% decrease in volume of natural gas required coupled with the price decrease resulted in a 45% decrease in the cost of natural gas in the three months ended June 30, 2009 as compared to the same period in 2008. We expect our natural gas usage to be approximately 140,000 MMBTU per month when producing ethanol at a rate of 60 million gallons per year. We have secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day and are working towards securing additional pipeline capacity to accommodate our planned, but indefinitely delayed, expansion.

Over the past two to three years natural gas has been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  Natural gas prices recently have declined from their peak in mid 2008, and we expect natural gas prices to remain lower than prices witnessed in recent years.  Storage capacity for natural gas is virtually full, and all indications are that it will continue to remain full through the injection season, providing ample supply as we end the winter demand season.   Cooler than normal temperatures this summer have reduced the demand for electricity generation, which has also helped keep downward pressure on natural gas prices.  Hurricane season (June through November) always has the potential to affect prices, and should we experience an active season, natural gas prices would be pushed higher if production capacity is idled.  Any unforeseen price rises in crude oil would also affect natural gas prices, causing them to increase higher than current price levels.  If natural gas prices were to return to higher prices relative to historical average levels, it will continue to have a negative impact on our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with these parties on an ongoing basis to mitigate our exposure to volatile gas prices.  As of June 30, 2009, the Company had forward contracts to purchase approximately one million MMBTU of natural gas during the months of July 2009 through June 2010 at an average price of approximately $5.29 per MMBTU.

Gross Margin.  Gross margin for the three months ended June 30 , 2009 was a loss of $1,465,681, a 112% decrease from the gross profit of $12,555,077 for the three months ended June 30, 2008.  This decrease is due primarily to the 23% decrease in revenues and the 24 % increase in cost of goods sold discussed above (see “Revenues” and “Cost of Goods Sold” above).

In the three months ending June 30, 2009, our ethanol-corn price spread was approximately $0.53, as compared to a spread of approximately $1.43 for the same period in 2008, a 63% decrease.  Our gross profit margins for the three months ended June 30, 2009 and 2008 were approximately negative 5.2% and approximately 34.7%, respectively.  We calculate our spread as the price we receive per gallon of ethanol, multiplied by the number of gallons of ethanol produced per bushel of corn, minus the price we paid per bushel of corn.  The calculation of our spread does not take into account sales of distillers grains or expenses from inputs other than corn, including the natural gas we use to dry our distillers grains.  The spread between the price we receive for our products and the costs of our raw materials may not continue at a favorable rate in the future.  The potentially increasing supply of ethanol may continue to outpace the demand for ethanol, placing additional downward pressure on our selling price and further eroding our margins.  The increased production of ethanol from corn may contribute to the already increasing demand for corn and put pressure on corn supplies, thereby increasing our cost of corn and reducing our profit margin.  A decrease in profit margin will adversely affect our financial performance.

Operating Expenses.  Operating expenses were $660,277 for the three months ended June 30, 2009 as compared to $951,163 for three months ended June 30, 2008.  The 31% decrease in operating expenses is primarily a net result of a decrease in general and administrative labor expense and insurance, partially offset by an increase in professional fees and other administrative expenses for the three months ended June 30, 2009 over the same period in 2008.  Operating expenses as a percentage of revenues were 2.4% and 2.6% for the three months ended June 30, 2009 and June 30, 2008, respectively.

Operating Income.  We realized an operating loss for the three months ended June 30, 2009 of $2,125,958, or a negative 7.6% of revenues.  Operating income for the three months ended June 30, 2008 totaled $11,603,914, or 32.1% of revenues.  The decrease in operating income for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is primarily a result of the decrease in “Revenues” and “Gross Margin” (discussed above).

Other Income (Expense).  Our other income (expense) for the three months ended June 30, 2009 was an income of $203,635 as compared to an expense of $735,024 for the three months ended June 30, 2008.  Our other income (expense) items at June 30, 2009 consisted primarily of interest and miscellaneous income.  Our other income (expense) items at June 30, 2008 consisted primarily of equity in net loss of investment for the impairment loss related to our investment in the First Missouri Energy project.  The changes in other income (expense) items were due primarily to the impairment loss recorded in the three months ending June 30, 2008.

Comparison of the six months ended June 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the six months ended June 30, 2009 and 2008:

	Six months ended June 30, 2009 (Unaudited)			Six months ended June 30, 2008 (Unaudited)
Income Statement Data	Amount		%	Amount		%
Revenues		$50,846,051	100.0		$70,425,979	100.0

Cost of Goods Sold		$51,345,083	101.0		$49,424,481	70.2

Gross Margin	$	(499,032)	(1.0)		$21,001,498	29.8

Operating Expenses		$1,467,986	2.9		$1,904,566	2.7

Operating Income (Loss)	$	(1,967,018)	(3.9)		$19,096,932	27.1

Other Income (Expense)		$272,601	0.6	$	(735,495)	1.0

Net Income (Loss)	$	(1,694,417)	(3.3)		$18,361,437	26.1

Revenues.  Revenues from operations for the six months ended June 30, 2009 totaled $50,846,051.  In the six months ended June 30, 2009 , ethanol sales comprised approximately 83% of our revenues and distillers grain sales (DGS) comprised approximately 17% of our revenues.  Revenues from operations for the six months ended June 30, 2008 totaled $70,425,979 , of which ethanol sales comprised approximately 84.5% and distillers grains sales comprised approximately 15.5%.  The 28% decrease in revenues for the six months ended June 30, 2009 as compared to the same period in the previous year is due primarily to a decrease in the price of ethanol and a decrease in the price of distillers grains, as discussed in “RESULTS OF OPERATIONS -- Comparison of the three months ended June 30, 2009 and 2008.”

Cost of Goods Sold.  Our cost of goods sold for the six months ended June 30, 2009 totaled $51,345,083 as compared to $49,424,481 for the six months ended June 30, 2008.  The 4% increase in cost of goods sold in the six months ended June 30, 2009 as compared to the same period in 2008 is primarily a net result of a decrease in the price of corn, a decrease in the price of natural gas and an approximate $2,700,000 loss from our hedging activities related to our corn-related derivative instruments compared to a gain of $11,900,000 from hedging activities related to our corn-related derivative instruments in the same six months the previous year.  For further discussion see “RESULTS OF OPERATIONS -- Comparison of the three months ended June 30, 2009 and 2008.”

Gross Margin.  Gross margin for the six months ended June 30 , 2009 was a loss of $499,032, a 102% decrease from the gross profit of $21,001,498 for the six months ended June 30, 2008.  This decrease is due primarily to the 28% decrease in revenues and the 4% increase in cost of goods sold discussed in “RESULTS OF OPERATIONS -- Comparison of the three months ended June 30, 2009 and 2008.”

In the six months ending June 30, 2009, our ethanol-corn price spread was approximately $2.59, as compared to a spread of approximately $1.54 for the same period in 2008, a 105% increase.   However, despite the increase, our margins decreased due to the hedge loss we recognized in the six months ended June 30, 2009 compared to the hedge gain we recognized in the six months ended June 30, 2008. Our gross margins for the three months ended June 30, 2009 and 2008 were approximately negative 1% and approximately 29.8%, respectively.  For further discussion regarding the calculation of our spread, see “RESULTS OF OPERATIONS -- Comparison of the three months ended June 30, 2009 and 2008.”

Operating Expenses.  Operating expenses were $1,467,986 for the six months ended June 30, 2009 as compared to $1,904,566 for six months ended June 30, 2008.  The 23% decrease in operating expenses is primarily a net result of a decrease in general and administrative labor expense and insurance, partially offset by an increase in professional fees and other administrative expenses for the six months ended June 30, 2009 over the same period in 2008.  Operating expenses as a percentage of revenues were 2.9% and 2.7% for the six months ended June 30, 2009 and June 30, 2008, respectively.

Operating Income.  We realized an operating loss for the six months ended June 30, 2009 of $1,967.018, or a negative 3.9% of revenues.  Operating income for the six months ended June 30, 2008 totaled $19,096,932, or 27.1% of revenues.  The decrease in operating income for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily a result of the decrease in “Gross Margin” (discussed above).

Other Income (Expense).  Our other income (expense) for the six months ended June 30, 2009 was an income of $272,601 as compared to an expense of $735,495 for the six months ended June 30, 2008.  Our other income (expense) items at June 30, 2009 consisted primarily of interest and miscellaneous income.  Our other income (expense) items at June 30, 2008 consisted primarily of equity in net loss of investment.  For further discussion see “RESULTS OF OPERATIONS -- Comparison of the three months ended June 30, 2009 and 2008.”

Changes in Financial Condition for the six months ended June 30, 2009 Compared to the Fiscal Year ended December 31, 2008.

Assets totaled $71,299,995 on June 30, 2009, as compared to $71,772,871 on December 31, 2008.  Current assets totaled $17,281,378 on June 30, 2009, as compared to $17,222,301 on December 31, 2008.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a result of a decrease in cash from operations, the $2,847,500 cash used for our member distributions in February 2009, and approximately $2,800,000 used for capital expenditures and construction in process and (ii) approximately a $2,500,000 net increase in our restricted cash and derivative instruments.

Current liabilities were $7,157,232 on June 30, 2009, as compared to $5,613,705 on December 31, 2008.  Long-term debt, less current maturities, totaled $2,525,514 on June 30, 2009, as compared to $0 on December 31, 2008.  Our increase in long-term debt is due to our term loan, as discussed below in “ Short-Term and Long-Term Debt Sources .”

Members’ equity totaled $61,617,249 on June 30, 2009, as compared to $66,159,166 on December 31, 2008.  This change is a result of our net loss for the six months ending June 30, 2009 less the $2,847,500 membership distribution paid out in February 2009.

Liquidity and Capital Resources

Comparison of the six months ended June 30, 2009 and 2008

The following table shows cash flows for the six months ended June 30, 2009 and 2008:

	Six months ended June 30
	2009	2008
Net cash provided by (used in) operating activities	$(2,487,725)	$16,082,922
Net cash used in investing activities	$(2,647,435)	$(3,966,840)
Net cash provided by (used in) financing activities	$59,500	$(22,208,939)

Cash Flow Provided by (Used In) Operations.  Our net cash flow provided by ( used in ) operating activities for the six months ended June 30, 2009 was an expenditure of $2,487,725, as compared to net cash flow of $16,082,922 for the same period the previous year.  The decrease in net cash flow from operating activities for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to the changes discussed in “Revenues” and “Gross Profit” above. Our capital needs are adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the six months ended June 30, 2009 constituted expenditures of $ 2,647,435 , as compared to expenditures of $ 3,966,840 for the six months ended June 30, 2008.  During the six months ended June 30, 2009, First Missouri Energy, LLC, an entity in which the Company had invested, sold the land owned by First Missouri Energy, LLC for approximately $1,430,000.  These monies were distributed to the members of First Missouri Energy, including $162,067 to United Wisconsin Grain Producers, LLC.

Management estimates that approximately $240,000 in capital expenditures will be made in the next three months to complete the regenerative thermal oxidizer project, bringing the expected total cost to approximately $3,150,000 as approved by our board on March 10, 2008.  Also, approximately $1,000,000 in capital expenditures will be made to complete the corn oil extraction system, a $3,670,000 project approved by our board on July 14, 2008.  Both of these projects were completed in July 2009.

We presently estimate that an additional $28,000,000 will be required to construct Phase II of our capacity expansion, all of which is expected to be financed from a portion of cash flows from operations and additional debt financing.  See “ Plant Expansion and Construction in Process” below.  We expect that Phase II of our expansion will provide additional ethanol production capacity of 30 million gallons per year at our Friesland plant site.  Tightening industry profit margins have led us to put this expansion on hold indefinitely.  We currently estimate the 30 million gallon per year expansion facility will not be complete by the second quarter of 2010, as we had previously projected, due to the indefinite delay.  Utilizing cash generated from operations for the plant expansion, if and when we proceed with the expansion, may impact our ability to pay out future member distributions.  Our projections are based upon our historical operating costs and historical revenues.  However, our past financial performance may not accurately predict future results.

Cash Flow Provided by ( Used In ) Financing Activities.  Our net cash flow provided by (used in) financing activities for the six months ended June 30, 2009 constituted proceeds of $59,500, as compared to expenditures of $22,208,939 for the six months ended June 30, 2008.  During the six months ended June 30, 2009, we made cash distributions to our members in the amount of $2,847,500 as compared to $7,175,000 in the six months ended June 30, 2008.  These distributions were financed with cash from operations.   Additionally, during the six months ended June 30, 2009, we obtained a term loan in the amount of $4,000,000, as discussed below in “ Short-Term and Long-Term Debt Sources ,” as compared to the six months ended June 30, 2008, when we paid off our outstanding term debt .  Although our term loan is in the amount of $4,000,000, as of June 30, 2009, we have been advanced only $2,857,000 of this amount.   Finally, during the six months ended June 30, 2009, we did not repurchase any membership units, as compared to the six months ended June 30, 2008, when we used $677,800 to repurchase membership units.

Short-Term and Long-Term Debt Sources

On April 2, 2009 we signed agreements with Farmers & Merchants Union Bank to increase our revolving line of credit from $5,000,000 to $10,000,000 and borrow an additional $4,000,000.  The interest rate on amounts we borrow under the line of credit is a variable rate of 2.0% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  The interest rate adjusts as and when the index rate changes.  Interest is due monthly on this revolving credit facility.  No prepayment fees exist on the revolving credit facility; however, we are required to pay a commitment fee equal to 0.50% per year of the average daily unused portion of the line of credit.  The maturity date of our line of credit is April 1, 2012

Our $4,000,000 term loan is at a fixed interest rate of 6.25%.  Although our term loan is in the amount of $4,000,000, as of June 30, 2009, we have been advanced only $2,857,000 of this account.  The term loan requires us to pay monthly payments of accrued interest until November 1, 2009.  Starting on that date, we are required to make 59 equal monthly payments of principal and interest in the amount of $77,975, followed by one final payment of the unpaid principal and all accrued interest remaining on the date the note evidencing the term loan is due, October 1, 2014.  If we prepay the term loan, we must pay a prepayment penalty of 1.0% of the outstanding loan balance, unless we can establish that the source of the prepayment is derived from our business operations.  Additionally, we were required to pay a loan origination fee equal to 10 basis points.

Our revolving credit facility and our term loan are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum book value net worth of $50,000,000 and maintain a monthly working capital position of $7,500,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 50% of the previous year’s net income, excluding state and federal incentive payments.  Finally, we are prohibited from making investments not directly for the benefit of our existing plant site.  As of June 30, 2009, we are in compliance with all of our financial debt covenants.  The revolving line of credit and the term loan are secured by substantially all of our assets.

We expect to obtain additional debt financing of between approximately $14,000,000 and $21,000,000 when and if we proceed with Phase II of our expansion, which would increase our production capacity to 90 million gallons per year.  However, this expansion has been indefinitely delayed due to tightening industry profit margins.  See “ Plant Expansion and Construction in Process ” below.

Plant Expansion and Construction in Process

Our Board approved $3,150,000 for a regenerative thermal oxidizer (RTO) on March 10, 2008.  This project is approximately 95% complete and is expected to be put into operation with a planned shutdown scheduled in early October 2009.  Our Board approved $3,671,000 for a corn oil extraction system project on July 14, 2008.  The project was approximately 85% complete at June 30, 2009 and was completed in July 2009.  We expect to finance these two projects with a combination of approximately 40% cash from operations and 60% debt financing.

In December 2007, we substantially completed an expansion of our plant capacity to 60 million gallons (“Phase I” of our expansion).  We began operating at this expanded capacity in July 2008; however, for the period of September 2008 through February 2009, we operated at less than full capacity due to tightening industry margins.  Phase I of our expansion increased the capacity of our grind, cook and fermentations systems.  Phase II of our expansion involves the distillation and downstream process on additional “beer,” the product removed from the fermentors after fermentation is complete.  The total estimated cost of this work, which will increase plant capacity by 30 million gallons, is $28,000,000.  The Board approved $16,700,000 for the development, design and completion of the distillation, dehydration and evaporation components of the Phase II expansion project on June 11, 2007.  The project is approximately 5% complete, which represents the early planning and design work.  We have paid for the work to date with cash from operations.  Phase II of our expansion is presently on hold due to management’s decision to re-examine the energy source and review new technologies, and due to the recent erosion of industry profit margins.  Should this project move forward, the Company expects to finance the project with approximately 40% to 60% debt financing and approximately 40% to 60% cash from operations.  If we are unsuccessful in obtaining debt financing, we will not be able to construct Phase II of our expansion.

Subsequent Events

On July 16, 2009 we began operation of our corn oil extraction system.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We had the following critical accounting estimates as of the six months ended June 30, 2009.

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

Our allowance for doubtful accounts was $54,000 and $59,000 at June 30, 2009 and December 31, 2008, respectively.  These amounts are based on our historical experience and take into account factors such as our marketing agreements in place for the marketing and sale of all of our ethanol and a portion of our distillers grains, the payment due date for such ethanol and distillers grains relative to when our marketers take possession of the products, and our past success in collecting payment for the ethanol and distillers grains sold pursuant to our marketing agreements.  Because our allowance for doubtful accounts is based in part on our assumption that our future collection of accounts will be similar to our historical experiences, we consider this to be a critical accounting estimate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates.   On April 2 , 2009, we signed an agreement for a new revolving line of credit , which bears a variable interest rate.  This line of credit replaced our previous line of credit.  Our $4,000,000 term loan has a fixed interest rate.   At June 30, 2009, our exposure to interest rate risk resulted primarily from the variable interest rate for borrowings against our revolving line of credit. At June 30, 2009, we had borrowings of $50,000 against our revolving line of credit.       The specifics of our revolving line of credit and term loan are discussed in greater detail in “ Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate Debt at 6/30/09	Interest Rate at 6/30/09	Adverse 10% Change in Interest Rates	Annual Adverse Change to Income
$50,000	5.25%	.525%	$262.50

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of June 30 , 2009, net of the forward and futures contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from June 30 , 2009.  As of June 30 , 2009, approximately 33% of our estimated corn usage, 60% of our anticipated natural gas usage and 26% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 6/30/2009	Approximate Adverse Change to Income
Natural Gas	680,000	MMBTU	10%	$476,000
Ethanol	39,200,000	Gallons	10%	$6,272,000
Corn	12,100,000	Bushels	10%	$4,597,000

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30 , 2009.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30 , 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

 Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

We held our 2009 annual meeting of the members on April 11, 2009.  The only matter voted upon at our 2009 annual meeting was the election of three directors. A total of 17,302 membership units were represented at the meeting. Each of the three nominees for director was elected. Each nominee for director received votes as follows:

Name	Votes For	Votes Against	Abstain
Calvin L. Dalton	16,975	92	235
William R. Herrmann	16,957	107	238
Robert J. Miller	16,942	92	268

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	August 14, 2009	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2009	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.