Form 10-Q
period 2009-09-30
UNITED WISCONSIN GRAIN PRODUCERS LLC
filed 2009-11-13
CIK 1169852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

As of November 1, 2009, there were 28,475 membership units outstanding.

INDEX

Page No.

PART I.     FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

26

Item 4.  Controls and Procedures

27

PART II.  OTHER INFORMATION

28

Item 1.  Legal Proceedings

28

Item 1A.  Risk Factors

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.  Defaults Upon Senior Securities

28

Item 4.  Submission of Matters to a Vote of Security Holders

29

Item 5.  Other Information

29

Item 6.  Exhibits

29

SIGNATURES

30

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)

Current Assets
Cash and cash equivalents	$3,982,465	$9,384,848
Restricted cash	4,345,883	1,486,525
Derivative instruments	130,950	35,610
Accounts receivable, net of allowance for doubtful
accounts of $54,000 and $59,000, respectively	1,440,436	2,354,767
Prepaid expenses and other current assets	100,473	400,917
Inventory	4,172,032	3,559,634
Total current assets	14,172,239	17,222,301

Property, Plant and Equipment
Land and land improvements	6,207,410	6,207,410
Office equipment	611,016	607,816
Buildings	2,690,178	2,447,579
Plant and process equipment	65,513,778	59,626,959
Construction in process	887,141	3,864,418
Total property, plant, and equipment	75,909,523	72,754,182
Less accumulated depreciation	23,186,936	18,365,679
Net property, plant and equipment	52,722,587	54,388,503

Other Assets
Investment	-	162,067
Total other assets	-	162,067

Total Assets	$66,894,826	$71,772,871

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2009	December 31, 2008
	(Unaudited)

Current Liabilities
Current maturities of long-term debt	$459,389	$-
Derivative instruments	2,979,866	-
Accounts payable	1,239,464	4,015,582
Accrued loss of forward contracts	-	1,058,536
Accrued liabilities	581,845	539,587
Total current liabilities	5,260,564	5,613,705

Long-Term Debt, less current maturities	2,397,611	-

Commitments and Contingencies

Members’ Equity, 28,475 units authorized,
issued and outstanding	59,236,651	66,159,166

Total Liabilities and Members’ Equity	$66,894,826	$71,772,871

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations
(Unaudited)

	Quarter Ended	Quarter Ended
	September 30, 2009	September 30, 2008

Revenues	$22,852,274	$37,876,941

Cost of Goods Sold	24,577,349	43,318,504

Gross Loss	(1,725,075)	(5,441,563)

Operating Expenses	655,869	681,085

Operating Loss	(2,380,944)	(6,122,648)

Other Income (Expense)
Interest income	12,377	75,494
Interest expense	(64,367)	(4,265)
Miscellaneous income, net	52,336	76,072
Total other income, net	346	147,301

Net Loss	$(2,380,598)	$(5,975,347)

Weighted Average Units Outstanding - Basic and Diluted	28,475	28,475

Net Loss Per Unit - Basic and Diluted	$(83.60)	$(209.85)

Distribution Per Unit - Basic and Diluted	$-	$200.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Condensed Statements of Operations
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Revenues	$73,698,325	$108,302,919

Cost of Goods Sold	75,922,432	92,742,985

Gross Margin (Loss)	(2,224,107)	15,559,934

Operating Expenses	2,123,855	2,585,650

Operating Income (Loss)	(4,347,962)	12,974,284

Other Income (Expense)
Interest income	59,425	451,886
Interest expense	(87,854)	(334,780)
Equity in net gain (loss) of investment	915	(879,079)
Miscellaneous income, net	300,461	173,779
Total other income (expense), net	272,947	(588,194)

Net Income (Loss)	$(4,075,015)	$12,386,090

Weighted Average Units Outstanding - Basic and Diluted	28,475	28,536

Net Income (Loss) Per Unit - Basic and Diluted	$(143.11)	$434.05

Distribution Per Unit - Basic and Diluted	$100.00	$450.00

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities
Net Income (Loss)	$(4,075,015)	$12,386,090
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	4,821,257	4,190,512
Provision for losses on accounts receivable	(5,683)	25,624
Change in fair value of derivative instruments	5,718,378	(6,573,165)
Equity in net loss of investment	-	879,079
Changes in operating assets and liabilities:
Restricted cash	(2,859,358)	(5,005,354)
Derivative instruments	(2,833,852)	9,639,047
Accounts receivable	920,014	1,943,031
Inventory	(612,398)	(2,295,264)
Prepaid expenses and other current assets	300,444	470,990
Accounts payable	(2,776,118)	(197,453)
Accrued loss on forward contracts	(1,058,536)	-
Accrued liabilities	42,258	518,828
Net cash provided (used in) by operating activities	(2,418,609)	15,981,965

Cash Flows from Investing Activities
Capital expenditures	(1,242,669)	(1,834,059)
Payments for construction in process	(1,912,672)	(4,962,759)
Proceeds from investment	162,067	-
Net cash used in investing activities	(2,993,274)	(6,796,818)

Cash Flows from Financing Activities
Net proceeds from (payments on) revolving line of credit	(50,000)	4,000,000
Proceeds from long term debt	2,857,000	-
Payments on long term debt	-	(14,356,139)
Repurchase of membership units	-	(677,800)
Payment of member distribution	(2,847,500)	(12,870,000)
Net cash used in financing activities	(40,500)	(23,903,939)

Net Decrease in Cash and Cash Equivalents	(5,452,383)	(14,718,792)

Cash and Cash Equivalents– Beginning of Period	9,384,848	24,759,614

Cash and Cash Equivalents– End of Period	$3,932,465	$10,040,822

Supplemental Cash Flow Information
Interest expensed	$87,854	$334,780
Interest capitalized	-	12,634
Total interest paid	$87,854	$347,414

Noncash Financing Activities
Construction in process in accounts payable	$-	$351,761
Transfer of construction in process to property, plant, and equipment	$5,777,090	$-
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

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

The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for a full fiscal year.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its annual report for the year ended December 31, 2008 filed on Form 10-K with the SEC.

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

In June 2009, the Company provided notice to its ethanol marketer of the termination of the Ethanol Purchase and Sale Agreement between the Company and the marketer dated December 12, 2007, such termination to be effective as of the end of the initial two year term of the agreement.  The Company expects to market and sell its own ethanol beginning in January 2010.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

The Company records incentives received, if any, from federal and state programs related to the production of ethanol, as other income, when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.  Interest income is recognized as earned.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations.  The Company is required to record these derivatives in the balance sheet at fair value.

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.”  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Certain corn and distillers grains contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements and therefore, are not marked to market in the financial statements.

On January 1, 2009, the Company adopted the guidance that has been codified under FASB ASC Topic 815, “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of the instruments.

The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements.  The fair value of outstanding debt will fluctuate with changes in applicable interest rates.  Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued.  The fair value of a company’s debt is a measure of its current value under present market conditions.  It does not impact the financial statements under current accounting rules.  The Company believes the carrying amount of the line of credit and fixed rate term loan approximates the fair value due to the minimal change in interest rates from the inception of the loans in April 2009.

Adoption of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Topic 105 – Generally Accepted Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Update (ASU No. 2009-01)).  The topic modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks.  The

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references where applicable. The Company adopted the provisions of the authoritative accounting guidance for the interim reporting period ended September 30, 2009, the adoption of which did not have a material effect on the Company’s financial statements.

In August 2009, the FASB issued ASC Update 2009-5, “Fair Value Measurements and Disclosure (Topic 820) – Measuring Liabilities at Fair Value,” which included amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more of the techniques provided for in this update, including the quoted price of the liability when traded as an asset.  The guidance in this update is effective for interim and annual periods ending after September 30, 2009.  The Company does not expect the adoption to have a material impact on its results of operations or financial position; however, this standard may impact the Company in future periods.

In April 2009, the FASB issued three related standards to clarify the application of FASB ASC 820 “Fair Value Measurements and Disclosures,” to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods.  The final standards are effective for interim and annual periods ending after June 15, 2009, and the Company adopted the new standards effective June 30, 2009.  The adoption did not have a material impact on the Company’s results of operations or financial position.  The three related standards are as follows:

•

FASB ASC820-10-65-4, “Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

•

FASB ASC320-10-65-1 “Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than-Temporary Impairment” modified the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities.  It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

•

FASB ASC 825-10-65-1, “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures of the fair value of financial instruments within the scope of FASB ASC 825, “ Financial Instruments,” in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements.  It also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events.  This standard is effective for interim and annual periods ending after June 15, 2009, and the Company adopted it effective June 30, 2009.  The adoption did not have a material impact on the Company’s results of operations or financial position.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, the date the financial statements were available to be issued.

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

3.  INVENTORY

Inventory consists of the following:

	September 30, 2009 (unaudited)	December 31, 2008*
Raw Materials	$ 1,790,249	$ 1,495,032
Supplies	624,745	605,146
Work in Process	366,636	381,988
Finished goods	1,390,402	1,077,468
Total	$ 4,172,032	$ 3,559,634

*Derived from audited financial statements.

4.  DERIVATIVE INSTRUMENTS

As of September 30, 2009, the Company has entered into corn and ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge.  While the Company does not typically designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge.  The Company does not enter into derivative transactions for trading purposes.

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

September 30, 2009

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

As of September 30, 2009, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 34.7 million gallons that were entered into to hedge forecasted ethanol sales through June 2010.  As of September 30, 2009, the total notional amount of the Company’s outstanding corn derivative instruments of approximately, 12,435,000 bushels that were entered into to hedge forecasted corn purchases through December 2010.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at September 30, 2009, none of which are designated as hedging instruments:

	Balance Sheet Location	Assets	Liabilities
Corn Contracts	Derivative Instruments	$130,950	$-
Ethanol Contracts	Derivative Instruments	-	(2,979,866)
Totals		$130,950	$(2,979,866)

In addition, as of September 30, 2009, the Company maintains approximately $4,345,883 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of Operations Location	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months Ended September 30, 2008
Ethanol Contracts	Revenue	$(4,551,673)	$538,106	$(2,855,987)	$538,072
Corn Contracts	Cost of goods sold	(213,561)	(5,889,555)	(2,862,391)	6,035,093
Total Gain (Loss)		$(4,765,234)	$(5,351,449)	$(5,718,378)	$6,573,165

5.  FAIR VALUE MEASUREMENTS

Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain derivative instruments.  Also, the Fair Value Measurements and Disclosures Topic, ASC 820, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of financial instruments.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below:

•

Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

•

Level 2 inputs include the following:

o

Quoted prices in active markets for similar assets or liabilities.

o

Quoted prices in markets that are not active for identical or similar assets or liabilities.

o

Inputs other than quoted prices that are observable for the asset or liability.

o

Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•

Level 3 inputs are unobservable inputs for the asset or liability.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount in Balance Sheet September 30, 2009	Fair Value September 30, 2009	Fair Value Measurement Using
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets: Derivative Instruments	$130,950	$130,950	$130,950	$-	$-
Financial Liabilities: Derivative Instruments	$(2,979,866)	$(2,979,866)	$(2,979,866)	$-	$-

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

The Company’s previous line of credit had a variable interest rate equal to 0.5% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  At September 30, 2009 and December 31, 2008, the Company had no borrowings on the revolving line of credit in effect on those dates.

The Company’s $4,000,000 term loan is at a fixed interest rate of 6.25%.  The term loan requires the Company to pay monthly payments of accrued interest until November 1, 2009.  Starting on that date, the Company is required to make 59 equal monthly payments of principal and interest in the amount of $77,975, followed by one final payment of the unpaid principal and all accrued interest remaining on the date the note evidencing the term loan is due, October 1, 2014.  If the Company prepays the term loan, it must pay a prepayment penalty of 1.0% of the outstanding loan balance, unless the Company can establish that the source of the prepayment is derived from cash flows from business operations.  The Company was required to pay a loan origination fee equal to 10 basis points.  Although the Company’s term loan is in the amount of $4,000,000, as of September 30, 2009, the Company has been advanced only $2,857,000 of this amount.  At September 30, 2009 and December 31, 2008, the Company had $2,857,000 and $0, respectively, outstanding on the term loan.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

Borrowings under the Company’s revolving line of credit and the Company’s term loan are secured by substantially all of the assets of the Company.  The Company’s revolving credit facility and its term loan are subject to restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.  As of the three and nine month periods ended September 30, 2009 and year ended December 31, 2008, the Company was in compliance with these covenants.

7.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has one class of membership units.  The Company is authorized to issue up to 28,000 membership units in addition to the 1,440 seed capital units issued prior to the Company’s initial registered offering for a total of 29,440.  As of September 30, 2009 and December 31, 2008, the Company had 28,475 membership units outstanding.

8.  COMMITMENTS AND CONTINGENCIES

Ethanol Contracts

At September 30, 2009, the Company had forward contracts to sell 34.7 million gallons of ethanol for various delivery periods from October 2009 through June 2010.  The prices on these contracts range from $1.45 to $1.80 per gallon.

Distillers Grains Contracts

At September 30, 2009, the Company had forward dry distillers grains sales contracts totaling 10,200 tons for various delivery periods from October 2009 to September 2010 with a price range of $85 to $140 per ton.  At September 30, 2009 the Company had forward modified wet distillers grains sales contracts totaling 14,600 tons for various delivery periods from October 2009 to May 2010 with a price range of $35 to $58 per ton.

Corn and Natural Gas Contracts

At September 30, 2009, the Company had forward corn purchase contracts totaling 4.3 million bushels for various delivery periods from October 2009 to March 2011.  The prices on these contracts range from $3.06 to $6.32 per bushel or have a basis level established by the CBOT futures between $0.30 and $-0.35.

At September 30, 2009, the Company had forward contracts to purchase approximately 682,000 British thermal units (MMBTU) of natural gas during the months of October 2009 through June 2010 at an average price of approximately $5.85 per MMBTU.

Plant Expansion

In July 2009, the Company completed and began operations of the corn oil extraction system.  The total cost of the corn oil extraction system was $2.6 million.  At the current production capacity, the system generates approximately 100,000 gallons of corn oil per month.  The Company also completed installation of the regenerative thermal oxidizer (RTO) with total cost of approximately $2.9 million.  The RTO was connected to the plant and began operations in a scheduled plant shut down during the third quarter of 2009.  Both of these projects were completed within the budgeted amounts.  As of September 30, 2009 the Company incurred approximately $890,000 on the engineering, design, and support piping of a distillation and evaporation system to increase the capacity of this portion of the plant to 90 million gallons per year.  This project is expected to cost $28 million in total but has been placed on hold indefinitely.

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Notes to Condensed Financial Statements (Unaudited)

September 30, 2009

9.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently a party to any material pending legal proceedings and we are not currently aware of any such proceedings contemplated by governmental authorities.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the period ended September 30, 2009 compared to the same period of the prior fiscal year.  This discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2008, including the financial statements and notes and Management’s Discussion and Analysis contained within that report.

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

Overview

References to “we,” “us,” “our” and the “Company” refer to United Wisconsin Grain Producers, LLC.  United Wisconsin Grain Producers, LLC is a Wisconsin limited liability company that owns and manages the business and day-to-day operations of a 60 million gallon per year (“MGY”) ethanol plant near Friesland, Wisconsin.  The ethanol plant was originally constructed as a 40 MGY facility, but in late 2007 the plant’s production capacity was expanded to 60 MGY.  We began operating at this expanded production capacity in July 2008; however, during the period of September 2008 through February 2009 we operated at less than full capacity due to tightening industry margins.  During the three month and nine month periods ended September 30, 2009, we produced approximately 14,200,000 and 40,000,000 gallons of ethanol, respectively, compared to the same periods in 2008 when we produced approximately 13,700,000 and 41,200,000 gallons of ethanol, respectively.  In March of 2009 we returned to operating at full capacity; however, we may choose to operate at levels less than full capacity as the ethanol industry undergoes supply and demand corrections.

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

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009 (Unaudited)			Three months ended September 30, 2008 (Unaudited)
Income Statement Data	Amount		%	Amount		%
Revenues		$22,852,274	100.0		$37,876,941	100.0

Cost of Goods Sold		$24,577,349	107.5		$43,318,504	114.4

Gross Loss	$	(1,725,075)	(7.5)		$(5,441,563)	(14.4)

Operating Expenses		$655,869	2.9		$681,085	1.8

Operating Loss	$	(2,380,944)	(10.4)	$	(6,122,648)	(16.2)

Other Income		$346	0.0		$147,301	0.4

Net Loss	$	(2,380,598)	(10.4)	$	(5,975,347)	(15.8)

Revenues.  Revenues from operations for the three months ended September 30, 2009 totaled $22,852,274.  In the three months ended September 30, 2009 ethanol sales comprised approximately 80% of our revenues, distillers grain sales (DGS) comprised approximately 18% of our revenues, and corn oil sales comprised approximately 2% of our revenues.  Revenues from operations for the three months ended September 30, 2008 totaled $37,876,941 of which ethanol sales comprised approximately 86% and distillers grains sales comprised approximately 14%.  The 40% decrease in revenues for the three months ended September 30, 2009 as compared to the same period in the previous year is due primarily to a 29% decrease in the revenues from ethanol sales, a 37% decrease in revenue from distillers grains sales and a loss from ethanol hedging activities of $4,551,673 compared to a gain from ethanol hedging activities of $538,106 in the same three month period in 2008.

The 29% decrease in revenue from ethanol sales in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is due to a 31% decrease in the price of ethanol sold, offset slightly by a 3% increase in gallons sold.  The decrease in the price of ethanol is due to an oversupply of ethanol in the first half of 2009, following record high prices in mid 2008.  During the first half of 2009, the industry curtailed production and this allowed for the price of ethanol to begin to recover.  Imports of ethanol into the U.S. have been very much reduced this year and this too has helped the U.S. industry produce more ethanol without creating an oversupply.  However, close to 20% of the production capacity in the U.S. remains idle.  Management believes the industry will need to continue to grow demand (or reduce production capacity) in order to increase or sustain current prices.  According to the Renewable Fuels Association, as of October 22, 2009 there were 202 ethanol plants (180 in operation) nationwide with the capacity to produce more than 13.1 billion gallons of ethanol annually, with an additional nine new plants and four expansions under construction expected to add an additional estimated 1.4 billion gallons of annual production capacity in the next 12 to 18 months.  Unless this new supply is equally met with increased demand, ethanol prices may be pressured downward.  If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.  On June 4, 2009, we provided notice to our ethanol marketer of the termination of our ethanol marketing agreement, effective as of the end of the initial two-year term of the agreement in January 2010.

Our revenues include a loss of $4,551,673 for the three months ended September 30, 2009 compared to a gain of $538,106 for the three months ended September 30, 2008 related to our ethanol derivative instruments.  We recognize the gains or losses that result from the changes in the value of our ethanol-related derivative instruments in revenues as the changes occur.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments changes, affecting our financial performance.  We expect the volatility in these derivative instruments to continue to have an effect on our revenues due to the timing of the changes in value of the derivative instruments relative to our sales.  These instruments are the primary tools of our risk management program for ethanol revenues.  At September 30, 2009, the Company had forward contracts to sell 34.7 million gallons of ethanol for various delivery periods from October 2009 through June 2010.  The prices on these contracts range from $1.45 to $1.80 per gallon.  Unforeseen increased demand for ethanol in recent months has caused ethanol prices to trend upward since late in August of this year, outpacing the relative cost of corn and thereby increasing the spread between ethanol prices and corn prices.  Part of our risk management strategy is to sell ethanol against our forward corn purchases, thus securing a reasonable operating margin and reducing our risk of a decline in the spread between ethanol and corn.  However, taking this more conservative approach to marketing has reduced our ability to benefit from the immediate high price of ethanol as compared to the price of corn.

The average sales price for our distillers grains for the three months ended September 30, 2009 was down 23% compared to the three months ended September 30, 2008.  Decreased corn prices, lower soybean meal prices and an increase in DDGS suppliers to export markets have placed downward pressure on distillers grains prices.  Distillers grains prices are expected to follow the price of corn for the foreseeable future unless the price of soybean meal or other protein sources changes significantly.  Additionally, an increased supply of distillers grains resulting from additional ethanol production may put downward pressure on distillers grains prices.  At September 30, 2009, the Company had forward dry distillers grains contracts totaling 10,200 tons for various delivery periods from October 2009 to September 2010 with a price range of $85 to $140 per ton, and forward modified wet distillers grains sales contracts totaling 14,500 tons for various delivery periods from October 2009 to May 2010 with a price range of $35 to $58 per ton.

We also had revenue from the sale of corn oil from our corn oil extraction system completed in July 2009.  The average sale price for the three months ended September 30, 2009 was $1.73 per gallon.  There were no sales in the same period in 2008 because the corn oil extraction system was not yet complete.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses (corn) and energy expenses (natural gas and electricity).  Cost of goods sold for the three months ended September 30, 2009 totaled $24,577,349 as compared to $43,318,504 for the three months ended September 30, 2008.  The 43% decrease in cost of goods sold in the three months ended September 30, 2009 as compared to the same period in 2008 is primarily a net result of an 11% increase in the volume of corn ground, a 37% decrease in the price of corn, a 6% increase in the amount of natural gas used, a 65% decrease in the price of natural gas, and a loss from hedging activities related to our corn-related derivative instruments of approximately $200,000 compared to a loss of approximately $5,900,000 in the same three months the previous year.

The average corn price for the three months ended September 30, 2009 was 37% lower than the average for the three months ended September 30, 2008.  Corn prices have declined from their peak in mid 2008 but remain higher than historical averages.  Management believes corn prices could remain higher than historical average prices due to uncertainty surrounding acres planted and slow maturation due to cooler than normal temperatures.  Corn demand for ethanol production and exports are both projected to increase this year.  According to the USDA’s October 9, 2009 report, corn production is projected at 13.018 billion bushels, compared to total use of 13.03 billion bushels, keeping the carryout inventory at 1.67 billion bushels, nearly identical to 2008.  A carryout inventory similar to last year could leave the market susceptible to volatility again this coming year.  The grain markets have also been influenced by outside market factors such as the value of the U.S. dollar.  As the dollar changes value, many speculators will take positions in the commodity markets as a means of heading inflation.  This outside influence has had substantial impact on the corn market over recent months.  Given a similar corn supply and demand picture as last year, we expect prices could be similar also.

Our cost of goods sold includes a loss of approximately $200,000 for the three months ended September 30, 2009 related to our corn-related derivative instruments as compared to a loss of approximately $5,900,000 for the three months ended September 30, 2008.  We recognize the gains or losses that result from the changes in the value of our corn-related derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments changes, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.   These instruments are the primary tools of our risk management program for corn prices.  As of September 30, 2009, the Company had forward corn purchase contracts totaling 4.3 million bushels for various delivery periods from October 2009 to March 2011.  The prices on these contracts range from $3.06 to $6.32 per bushel or have a basis level established by the CBOT futures between $0.30 and $-0.35.

Natural gas is also an important input to our manufacturing process.  We use natural gas to dry a majority of our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States and to markets in Asia.  The cost of our natural gas decreased 63% for the three months ended September 30, 2009 as compared to the same period in 2008.   This decrease is a net result of 65% decrease in the price of natural gas, offset slightly by 6% increase in volume of natural gas. We expect our natural gas usage to be approximately 140,000 MMBTU per month when producing ethanol at a rate of 60 million gallons per year. We have secured firm pipeline capacity for natural gas delivery of 4,000 MMBTU per day and are working towards securing additional pipeline capacity to accommodate our planned, but indefinitely delayed, expansion.

Over the past two to three years natural gas has been available only at prices exceeding historical averages. These heightened prices increase our costs of production.  Natural gas prices recently have declined from their peak in mid 2008, and we expect natural gas prices to remain lower than prices witnessed in recent years.  Storage capacity for natural gas is virtually full, and all indications are that it will continue to remain full through the injection season, providing ample supply as we end the winter demand season.  Cooler than normal temperatures this summer have reduced the demand for electricity generation, which has also helped keep downward pressure on natural gas prices.  Hurricane season (June through November) always has the potential to affect prices, and should we experience an active season, natural gas prices would be pushed higher if production capacity is idled.  A colder than usual winter also has the potential to reduce inventories of natural gas and increase prices.  Any unforeseen price rises in crude oil would also affect natural gas prices, causing them to increase higher than current price levels.  If natural gas prices were to return to higher prices relative to historical average levels, it will continue to have a negative impact on our cost of goods sold.  We have secured a marketing firm and energy consultant for our natural gas supply and will continue to work with these parties on an ongoing basis to mitigate our exposure to volatile gas prices.  As of September 30, 2009, the Company had forward contracts to purchase approximately 682,000 MMBTU of natural gas during the months of October 2009 through June 2010 at an average price of approximately $5.85 per MMBTU.

Gross Margin.  Gross margin for the three months ended September 30, 2009 was a loss of $1,725,075, a 69% decrease from the gross margin loss of $5,441,563 for the three months ended September 30, 2008.  This increase is due primarily to the 40% decrease in revenues and 43% decrease in cost of goods sold discussed above (see “Revenue” and “Cost of Goods Sold” above).

In the three months ending September 30, 2009, our ethanol-corn price spread was approximately $0.94, as compared to a spread of approximately $0.98 for the same period in 2008, a 4% decrease.  Our gross margins as a percentage of revenue for the three months ended September 30, 2009 and 2008 were approximately negative 7.5% and approximately negative 14.4%, respectively.  We calculate our spread as the price we receive per gallon of ethanol, multiplied by the number of gallons of ethanol produced per bushel of corn, minus the price we paid per bushel of corn.  The calculation of our spread does not take into account sales of distillers grains or expenses from inputs other than corn, including the natural gas we use to dry our distillers grains.  The spread between the price we receive for our products and the costs of our raw materials may not continue at a favorable rate in the future.  The potentially increasing supply of ethanol may continue to outpace the demand for ethanol, placing additional downward pressure on our selling price and further eroding our margins.  The increased production of ethanol from corn may contribute to the already increasing demand for corn and put pressure on corn supplies, thereby increasing our cost of corn and reducing our profit margin.  A decrease in profit margin will adversely affect our financial performance.

Operating Expenses.  Operating expenses were $655,869 for the three months ended September 30, 2009, a 4% decrease from the $681,085 for three months ended September 30, 2008.   Operating expenses as a percentage of revenues were 2.9% and 1.8% for the three months ended September 30, 2009 and September 30, 2008, respectively.

Operating Income(Loss).  We realized an operating loss for the three months ended September 30, 2009 of $2,380,944, or a negative 10.4% of revenues.  Operating loss for the three months ended September 30, 2008 totaled $6,122,648, or a negative 16.2% of revenues.  The decrease in operating loss for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily a result of the decrease in “Revenues” and “Cost of Goods Sold” (discussed above).

Other Income (Expense).  Our other income (expense) for the three months ended September 30, 2009 was an income of $346 as compared to an income of $147,301 for the three months ended September 30, 2008.  Our other income (expense) items at September 30, 2009 consisted primarily of interest and miscellaneous income.

Comparison of the nine months ended September 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30, 2009 (Unaudited)			Nine months ended September 30, 2008 (Unaudited)
Income Statement Data	Amount		%	Amount		%
Revenues		$73,698,325	100.0		$108,302,919	100.0

Cost of Goods Sold		$75,922,432	103.0		$92,742,985	85.6

Gross Margin (Loss)	$	(2,224,107)	(3.0)		$15,559,934	14.4

Operating Expenses		2,123,855	2.9		$2,585,650	2.4

Operating Income (Loss)	$	(4,347,962)	(5.9)		$12,974,284	12.0

Other Income (Expense)		$272,947	0.4	$	(588,194)	(0.6)

Net Income (Loss)	$	(4,075,015)	(5.5)		$12,386,090	11.4

Revenues.  Revenues from operations for the nine months ended September 30, 2009 totaled $73,698,325.  In the nine months ended September 30, 2009, ethanol sales comprised approximately 82% of our revenues and distillers grain sales (DGS) comprised approximately 18% of our revenues.  Revenues from operations for the nine months ended September 30, 2008 totaled $108,302,919, of which ethanol sales comprised approximately 84.5% and distillers grains sales comprised approximately 15.5%.  The 32% decrease in revenues for the nine months ended September 30, 2009 as compared to the same period in the previous year is due primarily to a decrease in the price of ethanol and a decrease in the price of distillers grains, as discussed in “RESULTS OF OPERATIONS -- Comparison of the three months ended September 30, 2009 and 2008.”

Cost of Goods Sold.  Our cost of goods sold for the nine months ended September 30, 2009 totaled $75,922,432 as compared to $92,742,985 for the nine months ended September 30, 2008.  The 18% decrease in cost of goods sold in the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily a net result of a decrease in the price of corn and a decrease in the price of natural gas, offset slightly by an approximate $2,900,000 loss from our hedging activities related to our corn-related derivative instruments compared to a gain of $6,000,000 in the same nine months the previous year.  For further discussion see “RESULTS OF OPERATIONS -- Comparison of the three months ended September 30, 2009 and 2008.”

Gross Margin.  Gross margin for the nine months ended September 30, 2009 was a loss of $2,224,107, a decrease of 114% from the gross profit of $15,559,934 for the nine months ended September 30, 2008.  This decrease is due primarily to the 32% decrease in revenues and the 18% decrease in cost of goods sold discussed above.

In the nine months ending September 30, 2009, our ethanol-corn price spread was approximately $1.61, as compared to a spread of approximately $1.40 for the same period in 2008, a 15% increase.  However, despite the increase, our margins decreased due to the hedge loss we recognized in the nine months ended September 30, 2009 compared to the hedge gain we recognized in the nine months ended September 30, 2008. Our gross margins as a percentage of revenue for the three months ended September 30, 2009 and 2008 were approximately negative 3% and approximately 14.4%, respectively.  For further discussion regarding the calculation of our spread, see “RESULTS OF OPERATIONS -- Comparison of the three months ended September 30, 2009 and 2008.”

Operating Expenses.  Operating expenses were $2,123,855 for the nine months ended September 30, 2009 as compared to $2,585,650 for nine months ended September 30, 2008.  The 18% decrease in operating expenses is primarily a net result of a decrease in general and administrative labor expense and insurance, partially offset by an increase in professional fees and other administrative expenses for the nine months ended September 30, 2009 over the same period in 2008.  Operating expenses as a percentage of revenues were 2.9% and 2.4% for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Operating Income.  We realized an operating loss for the nine months ended September 30, 2009 of $4,347,962, or a negative 5.9% of revenues.  Operating income for the nine months ended September 30, 2008 totaled $12,974,284, or 12% of revenues.  The decrease in operating income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily a result of the decrease in “Gross Margin” (discussed above).

Other Income (Expense).  Our other income (expense) for the nine months ended September 30, 2009 was an income of $272,947 as compared to an expense of $588,194 for the nine months ended September 30, 2008.  Our other income (expense) items at September 30, 2009 consisted primarily of interest and miscellaneous income.  Our other income (expense) items at September 30, 2008 consisted primarily of equity in net loss of investment.

Changes in Financial Condition for the nine months ended September 30, 2009 Compared to the Fiscal Year ended
December 31, 2008.

Assets totaled $66,894,826 on September 30, 2009, as compared to $71,772,871 on December 31, 2008.  Current assets totaled $14,172,239 on September 30, 2009, as compared to $17,222,301 on December 31, 2008.  This change resulted from (i) a reduction in cash and cash equivalents on hand, which is primarily a result of a decrease in cash from operations, the $2,847,500 cash used for our member distributions in February 2009, and approximately $3,000,000 used for capital expenditures and construction in process and (ii) an approximate $2,900,000 net increase in our restricted cash and derivative instruments.

Current liabilities were $5,260,564 on September 30, 2009, as compared to $5,613,705 on December 31, 2008.  Long-term debt, less current maturities, totaled $2,397,611 on September 30, 2009, as compared to $0 on December 31, 2008.  Our increase in long-term debt is due to our term loan, as discussed below in “ Short-Term and Long-Term Debt Sources.”

Members’ equity totaled $59,236,651 on September 30, 2009, as compared to $66,159,166 on December 31, 2008.  This change is a result of our net loss for the nine months ending September 30, 2009 and the $2,847,500 membership distribution paid out in February 2009.

Liquidity and Capital Resources

Comparison of the nine months ended September 30, 2009 and 2008

The following table shows cash flows for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30
	2009		2008
Net cash provided by (used in) operating activities	$	(2,418,609)		$15,981,965
Net cash used in investing activities	$	(2,993,274)	$	(6,796,818)
Net cash used in financing activities	$	(40,500)	$	(23,903,939)

Cash Flow Provided by (Used In) Operations.  Our net cash flow provided by (used in) operating activities for the nine months ended September 30, 2009 was an expenditure of $2,418,609, as compared to net cash flow of $15,981,965 for the same period the previous year.  The decrease in net cash flow from operating activities for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to the changes discussed in “Revenues” and “Gross Profit” above. Our capital needs are adequately met through cash from our operating activities and our current credit facilities.

Cash Flow Used In Investing Activities.  Our net cash flow used in investing activities for the nine months ended September 30, 2009 constituted expenditures of $2,993,274, as compared to expenditures of $6,796,818 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, First Missouri Energy, LLC, an entity in which the Company had invested, sold the land owned by First Missouri Energy, LLC for approximately $1,430,000.  These monies were distributed to the members of First Missouri Energy, including $162,067 to United Wisconsin Grain Producers, LLC.

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

Cash Flow Provided by ( Used In ) Financing Activities.  Our net cash flow used in financing activities for the nine months ended September 30, 2009 constituted expenditures of $40,500, as compared to expenditures of $23,903,939 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we made cash distributions to our members in the amount of $2,847,500 as compared to $12,870,000 in the nine months ended September 30, 2008.  These distributions were financed with cash from operations.   Additionally, during the nine months ended September 30, 2009, we obtained a term loan in the amount of $4,000,000, as discussed below in “ Short-Term and Long-Term Debt Sources” as compared to the nine months ended September 30, 2008, when we paid off our outstanding term debt.  Although our term loan is in the amount of $4,000,000, as of September 30, 2009, we have been advanced only $2,857,000 of this amount.   Finally, during the nine months ended September 30, 2009, we did not repurchase any membership units, as compared to the nine months ended September 30, 2008, when we used $677,800 to repurchase membership units.

Short-Term and Long-Term Debt Sources

On April 2, 2009 we signed agreements with Farmers & Merchants Union Bank to increase our revolving line of credit from $5,000,000 to $10,000,000 and borrow an additional $4,000,000.  The interest rate on amounts we borrow under the line of credit is a variable rate of 2.0% over the highest US Prime Rate as published in the Wall Street Journal “Money Table”.  The interest rate adjusts as and when the index rate changes.  Interest is due monthly on this revolving credit facility.  No prepayment fees exist on the revolving credit facility; however, we are required to pay a commitment fee equal to 0.50% per year of the average daily unused portion of the line of credit.  The maturity date of our line of credit is April 1, 2012

Our $4,000,000 term loan is at a fixed interest rate of 6.25%.  Although our term loan is in the amount of $4,000,000, as of September 30, 2009, we have been advanced only $2,857,000 of this amount.  The term loan requires us to pay monthly payments of accrued interest until November 1, 2009.  Starting on that date, we are required to make 59 equal monthly payments of principal and interest in the amount of $77,975, followed by one final payment of the unpaid principal and all accrued interest remaining on the date the note evidencing the term loan is due, October 1, 2014.  If we prepay the term loan, we must pay a prepayment penalty of 1.0% of the outstanding loan balance, unless we can establish that the source of the prepayment is derived from our business operations. Additionally, we were required to pay a loan origination fee equal to 10 basis points.

Our revolving credit facility and our term loan are subject to protective covenants requiring us to maintain various financial ratios. We are required to maintain a minimum book value net worth of $50,000,000 and maintain a monthly working capital position of $7,500,000.  We must receive written approval from our lender to exceed $1,000,000 in annual capital expenditures and we must obtain consent prior to making membership distributions in excess of 50% of the previous year’s net income, excluding state and federal incentive payments.  Finally, we are prohibited from making investments not directly for the benefit of our existing plant site.  As of September 30, 2009, we are in compliance with all of our financial debt covenants.  The revolving line of credit and the term loan are secured by substantially all of our assets.

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

Plant Expansion and Construction in Process

During the three months ended September 30, 2009, we completed installation of a regenerative thermal oxidizer (RTO), a $3,150,000 project our Board approved on March 10, 2008.  We also completed the corn oil extraction system, a $3,671,000 project our Board approved on July 14, 2008.  Both projects were within budget with the total cost being approximately $5,800,000.  The projects were financed with a combination of cash from operations and debt financing.

In December 2007, we substantially completed an expansion of our plant capacity to 60 million gallons (“Phase I” of our expansion).  We began operating at this expanded capacity in July 2008; however, for the period of September 2008 through February 2009, we operated at less than full capacity due to tightening industry margins.  Phase I of our expansion increased the capacity of our grind, cook and fermentations systems.  Phase II of our expansion involves the distillation and downstream process on additional “beer,” the product removed from the fermentors after fermentation is complete.  The total estimated cost of this work, which will increase plant capacity by 30 million gallons, is $28,000,000.  The Board approved $16,700,000 for the development, design and completion of the distillation, dehydration and evaporation components of the Phase II expansion project on June 11, 2007.  The project is approximately 5% complete, which represents the early planning and design work.  We have paid for the work to date with cash from operations.  Phase II of our expansion is presently on hold due to management’s decision to re-examine the energy source and review new technologies, and due to the erosion of industry profit margins.  Should this project move forward, the Company expects to finance the project with approximately 40% to 60% debt financing and approximately 40% to 60% cash from operations.  If we are unsuccessful in obtaining such additional debt financing, we will not be able to construct Phase II of our expansion.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We had the following critical accounting estimates as of the nine months ended September 30, 2009.

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

Our allowance for doubtful accounts was $54,000 and $59,000 at September 30, 2009 and December 31, 2008, respectively.  These amounts are based on our historical experience and take into account factors such as our marketing agreements in place for the marketing and sale of all of our ethanol and a portion of our distillers grains, the payment due date for such ethanol and distillers grains relative to when our marketers take possession of the products, and our past success in collecting payment for the ethanol and distillers grains sold pursuant to our marketing agreements.  Because our allowance for doubtful accounts is based in part on our assumption that our future collection of accounts will be similar to our historical experiences, we consider this to be a critical accounting estimate.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates.  On April 2, 2009, we signed an agreement for a new revolving line of credit , which bears a variable interest rate.  This line of credit replaced our previous line of credit.  Our $4,000,000 term loan has a fixed interest rate.   At September 30, 2009 , our exposure to interest rate risk resulted primarily from the variable interest rate for borrowings against our revolving line of credit. At September 30, 2009, we had no borrowings against our revolving line of credit .  The specifics of our revolving line of credit and term loan are discussed in greater detail in “ Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate Debt at 9/30/09	Interest Rate at 9/30/09	Adverse 10% Change in Interest Rates	Annual Adverse Change to Income
$0	5.25%	.525%	$0

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of September 30 , 2009, net of the forward and futures contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2009.  As of September 30, 2009, approximately 61% of our estimated corn usage, 40% of our anticipated natural gas usage and 57% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 6/30/2009	Approximate Adverse Change to Income
Natural Gas	998,000	MMBTU	10%	$450,000
Ethanol	25,300,000	Gallons	10%	$4,048,000
Corn	8,100,000	Bushels	10%	$3,200,000

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Robertson, along with our Chief Financial Officer (the principal financial officer), Barb Bontrager, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30 , 2009.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30 , 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.

 Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently a party to any material pending legal proceedings and we are not currently aware of any such proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors

The following Risk Factors are provided due to material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K.  The Risk Factors set forth below should be read in conjunction with the Risk Factors section and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K.

The spread between ethanol and corn prices can vary significantly, which could prevent us from operating the ethanol plant profitably.  Corn costs significantly impact our cost of goods sold.  The spread between the price of ethanol and the price we pay per bushel of corn has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  The spread between the price of ethanol and price of corn may continue to be volatile and may lead to volatility in our net income and could lead to negative operating margins in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could prevent us from operating the ethanol plant profitably.  Our inability to operate the ethanol plant profitably for an extended period of time may reduce or eliminate the value of our units.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles, which could impact our ability to operate profitably.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many believe that the ethanol industry will reach this blending wall in 2009 or 2010.  However, the Renewable Fuels Standard (RFS) requires that 36 billion gallons of renewable fuels must be blended in the United States by 2022.  In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and automobile manufacturers have stated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.

We may be unsuccessful in marketing our own ethanol, which could impact our ability to operate profitably.  We currently sell the ethanol we produce to Noble Americas Corp. (“Noble”) pursuant to our ethanol marketing agreement with Noble.  Noble is the sole buyer of all of our ethanol, and we rely heavily on its marketing efforts to successfully sell our product.  One June 4, 2009, we provided notice to Noble of the termination of our ethanol marketing agreement, effective as of the end of the initial two-year term of the agreement in January 2010.  Therefore, beginning in January 2010, we expect to market and sell our own ethanol.  By marketing our own ethanol, we will not have to pay marketing fees to a third party marketer.  However, we have no experience in marketing our own ethanol and may be unsuccessful in doing so, which may result in our inability to operate the ethanol plant profitably and may reduce or eliminate the value of our units.

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

UNITED WISCONSIN GRAIN PRODUCERS, LLC

Date:	November 13, 2009	/s/ J.F. Robertson
J.F. Robertson
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2009	/s/ Barb Bontrager
Barb Bontrager
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to 17 CFR 240.13a-14(a).
31.2	Certificate pursuant to 17 CFR 240.13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.